Form 10-K
period 2014-09-30
At Play Vacations, Inc.
filed 2015-01-12
CIK 1584584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-195950

AT PLAY VACATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3389613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2149 Rio De Janeiro Avenue, Punta Gorda, FL	33983
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 941-916-1440

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
 Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2014, was $70,000 based on the price of $0.01, being the price of the last private placement completed by our company.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

17,000,000 as of Jan 9, 2015
DOCUMENTS INCORPORATED BY REFERENCE

None.

.

Part I
Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

All references in this annual report on Form 10-K to the "Company," "At Play Vacations," "we," "us" or "our" are to At Play Vacations, Inc. and our wholly owned subsidiary Quality Resort Hotels, Inc.

Item 1.     Business.

Business Development

At Play Vacations, Inc. was incorporated in the State of Nevada on August 7, 2013.  Our fiscal year end is September 30.  The company's administrative address is, 2149 Rio De Janeiro Avenue, Punta Gorda, FL 33983. The telephone number is 941-916-1440.

At Play Vacations had revenues of $45,476 and had a net loss of $74,962 for the year ended September 30, 2014, and had $33,666 of cash on hand at September 30, 2014.  In addition to nominal revenues, we have relied upon the sale of our securities to investors and corporate officers and directors for funding.

At Play Vacations has never declared bankruptcy, been in receivership, or involved in any legal proceeding.  At Play Vacations, its directors, officers, affiliates and promoters, have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Principal Products, Services and Their Markets

At Play Vacations, Inc., and its wholly-owned Florida based subsidiary Quality Resort Hotels, Inc., is currently marketing discount vacation packages to sought-after resort destinations throughout North America.   The vacation packages are targeted primarily to families and/or couples over the age of 28 that have an annual household income in excess of $100,000.  The purpose of the demographic targeting is to partner with local real estate developers in each resort that wish to market their offerings to our qualified customers. Real estate developers will often subsidize a guest's vacation, as long as they fit their target demographic and are willing to attend one of their open house presentations. There is no obligation to these presentations, except the guest's time, and the Company is able to offer deeply discounted rates to these customers, in some cases up to 75% off retail for their participation. Qualified customers for timeshare presentations are couples (married or common law) between the ages of 28-67, with a combined household income of $100,000.  The couple must attend a 90 minute presentation together.  To qualify customers, we have a digital process whereby the customers answer key on-line demographic questions to receive the vacation promotion, and, once purchased, a secondary follow-up telephone conversation where our agent again confirms the qualifications.  Once a final booking is made, we include a digital waiver in the confirmation package that the guest must digitally sign.  This ensures our due diligence in case the guest does not show, or does not qualify for the presentation.

At Play Vacations is currently partnered with one developer, Intrawest Resort Club Group.  Intrawest has high-end resorts located in multiple locations. At Play Vacations is leveraging this relationship to similarly offer multiple locations to its customers. At Play Vacations is classified as a vendor for Intrawest, whereby they have agreed to host customers and provide a room subsidy if they attend a presentation.  The term of this Agreement commenced on October 10, 2013, and renewed in October 2014, and shall continue for the period of one (1) year.  This Agreement shall be automatically renewed for additional consecutive one (1) year terms by and at the option of Intrawest unless written notice to the Company thirty (30) days prior to the end of the initial term, or any extension term hereof. See our Vendor Agreement, included as Exhibit 10.2 to this Registration Statement.

At Play Vacations is not an exclusive supplier of leads to Intrawest, as they market their own resorts, and they also partner with other marketing companies to generate customers as well. There is no exclusivity.

The costs associated with generating revenue include website maintenance, lead acquisition, closing costs and room costs.

At Play Vacations has partnered with a local resort developer in Whistler BC, Tremblant, Quebec, and Palm Desert, CA, and it plans to partner with other developers across the vacation real estate spectrum.  The concept of 'timeshare' or 'vacation ownership' has evolved into a multi-billion dollar industry, offering a range of products from: vacation weeks, factional memberships, points-based travel, exclusive clubs, and luxury whole ownership.  At Play Vacations' marketing platform is flexible enough to cater to all of these different types of offerings.

Current and future resort destinations are chosen based on demand.  The focus is on skiing, golf, beach or unique urban destinations that attract a wealth of holiday vacationers. The resorts will also be chosen by their proximity to major markets, either through convenient driving distances or air travel.

At Play Vacations primarily uses the Internet to market its discount packages under the websites AtPlayVacations.com and QualityResortHotels.com.  Vacations are offered at discount rates to guests that are also willing to attend a developer presentation. The discounts are compelling and generate viable customer feedback and interest. The website platforms also give customers the opportunity to book regular vacations as well, vacations that do not require a developer presentation. This function is secondary to the main marketing effort, but does generate residual commissions.

At Play Vacations currently receives a commission on regular bookings (those that do not require a developer presentation) at each of its resort destinations. Relationships with property managers in Whistler BC, Tremblant, and Palm Desert provide the customer with a wide selection of rooming options and the Company with a reliable flow of commissions. We do not have a formal agreement with any of these partners, but have established an informal precedent of providing the Company with a commission of between 12-20% per booking.  The rate depends on the size of the unit and the particular property in question. The commissions realized to date represent approximately 20% of the company's revenue.

The At Play Vacations website will be the central marketing engine for the company.  The site is designed to attract prospective travelers, give them a wide range of vacation options, and entice them to purchase our promotional packages. The website is also going to be marketed through social media networks, in particular Facebook.  When customers search on-line for discount travel options in our select markets, we will position our advertisements to encourage viewers to visit our website and interact accordingly.

The AtPlayVacations.com website is not complete and is still under construction. We estimate development to be complete by the end of March, 2015. We expect there will be additional costs of $1,500 to complete. The Company is currently using the QualityResortHotels.com website to fulfill its winter 2015 campaign. The Company has experienced a positive start to its winter 2015 campaign, and expects this trend to continue through the first quarter of 2015.

Ultimately, the At Play Vacations and Quality Resort Hotels websites will have similar features and function; however, they are designed for different purposes.  The Quality Resort Hotels website is designed more for a male audience, with toned down graphics and good information, while the At Play Vacations site is geared more to an animated female audience - targeting fun, active, and lifestyle-oriented vacationing.  At Play Vacations will also serve as the flagship brand for the company, while Quality Resorts Hotels will be used more strategically for targeted campaigns such as Google Adwords or banner advertising initiatives.  Both sites are designed to complement each other.

Distribution Methods

Customers are able to purchase their vacations online, or through responding to a 1-800 number. They are given full disclosure on the terms and conditions of their package, and digitally sign off on the qualifications. Payments are taken up front and the guest can cancel the booking and receive a refund as long as it is done 14 days prior to arrival.  At Play Vacations does not engage in the actual selling of the resort properties; its main function is to sell packages and bring the guests on resort.

Status of Publicly Announced New Products or Services

At Play Vacations currently has the website QualityResortHotels.com in operation, and is in the process of completing AtPlayVacations.com. Vacation packages are being sold into Whistler, BC, Mont Tremblant, Quebec, and Palm Desert, California. Other resort locations are being evaluated and may be added to Company's roster of locations in 2015.

Competitive Business Conditions and Strategy; At Play Vacations' Position in the Industry

At Play Vacations intends to establish itself as a competitive company in the vacations/travel industry.  Competitors include major booking engines/websites, as well as other vacation-ownership companies that are looking to bring customers into their sales centers. The Company is currently small and provides insignificant to no competition to existing businesses as individual developers do offer similar programs to bring guests up for discount stays. At Play Vacations can expand to offer additional resort destinations and discount vacation options.

At Play Vacations has retained the services of call center contractors in each of its resort destinations. They are contractors, not employees. These contractors were chosen based on their industry experience, and are not exclusive to the Company as they provide similar services to other marketing companies.  They generally work part time and commit to a set number of hours per week.  As on-resort representatives, they live and work in the resort community and not for the resort developer. Our experience has demonstrated that if a customer is speaking to a representative who also happens to be in the community in which the resort is located, questions are answered in a way that tends to increase credibility and improve close rates.

Dependence on one or a few major customers

At Play Vacations is currently dependent on one major resort developer, Intrawest Resorts, which has resorts in multiple locations. The majority of our revenues have been generated through bookings with this resort developer.  This does leave the company vulnerable to adverse decision making that could be outside of its control. Additionally, the loss of our one customer will have a severely detrimental effect on our business.  The Company has started to diversify its developer base and offer packages in new resort destinations and offer rooms independent of this resort developer.

Patents, Trademarks, Licenses, Agreements or Contracts

Other than trade-marking the respective logos and branding, there are no other aspects of the business that require a patent or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

We are not currently subject to direct federal, state or local regulation other than the requirement to have a business license for the areas in which we conduct business.

Number of Employees

At Play Vacations has no employees, but has retained the services of two customer service contractors.  The officers and director are largely donating their time to the development of the company, and intend to do whatever work is necessary to bring us to viability.  We have no other employees, but do foresee hiring additional customer service contractors as the company expands into other markets.

Plan of Operation

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Prospectus.  Except for the historical information contained herein, the discussion in this Prospectus contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  The cautionary statements made in this Prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this Prospectus.  The Company's actual results could differ materially from those discussed here.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have limited operating history.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

At Play Vacations has limited operations, limited revenue, limited financial backing and limited assets.  Our plan is to further develop AtPlayVacations.com and its wholly owned subsidiary QualityResortHotels.com in the Vacation Travel Industry. To achieve these aims, more prospective real estate partners in new resort destinations will be solicited, and the booking engines themselves (websites) will be further refined and improved.

In the next 12 months, our plan of operations is expected to be as follows:  At Play Vacations website will be complete by March 31, 2015. We expect the cost to complete the website to be $1,500.  The initial plan to optimize the website targeting keywords that surround Tremblant, and Whistler resorts has been delayed until the website's development is complete. Hence, we project to have the AtPlayVacations.com website optimized for Tremblant in March 2015, and Whistler related keywords by September of 2015. We expect the cost for our advertising and marketing needs to be $11,000.

In summary, for the next 12 months of business development, we expect we will require $1,500 for completion of the website, $11,000 for online advertising and social media marketing, and $20,000 for ongoing regulatory fees for a total of $32,500. Funding is currently not available.

The bulk of the effort in the winter of 2015 will be operating the Company and booking vacations.  The high season runs from November of 2014 to April of 2015. The Company's winter marketing efforts are currently underway and are showing stronger results in comparison to where it was at this time in 2014.

The spring and summer of 2015 will see the continued optimization of the At Play Vacations website in the Toronto market. And additional new markets (and developers) will be integrated into our future marketing campaigns.

Our Facebook pay per click campaign will also be further utilized in the spring and summer of 2015, using both the At Play Vacations and Quality Resort Hotels websites.

 We are also running strategic PPC (pay per click) campaigns into our three target markets during high season periods.  This equates to Whistler, Tremblant, and Palm Desert being targeted in the winter of 2015.

As of September 30, 2014, our officers and directors have received $6,000 in management fees, for costs related to developing the business.  Our officers and directors will not receive any further compensation during the development stage and will be donating their time until the Company is generating profits and positive cash flow from operations. We have hired two customer service contractors and plan on hiring more as the demand increases.

We are a public entity, subject to the reporting requirements of the Exchange Act, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs would be a minimum of $20,000 in the next year and will be higher, in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fees for reporting requirements and this could have a significant impact on future operating costs.  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

 At present, we only have enough cash on hand to cover our reporting costs for the next 12 months. In order to proceed with our business plan, we will have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders).  Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from either money that we raise from our equity, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

We have no plans to undertake any product research and development during the next 12 months.

Reports to Security Holders

Once this Offering is declared effective, At Play Vacations will voluntarily make available an annual report including audited financials on Form 10-K to security holders.  We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports and other electronic information regarding At Play Vacations and filed with the SEC at http://www.sec.gov.

Item 1A.   Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.      Properties.

Our principal business and corporate address is 2149 Rio De Janeiro Avenue, Punta Gorda, FL 33983; the telephone number is 941-916-1440.  The space is being provided by management on a rent free basis.  We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

We do not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.      Legal Proceedings.

We know of no material pending legal proceedings to which our company is a party or of which any of our properties, or the properties of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company or our subsidiaries.

Item 4.      Mine Safety Disclosures.

Not applicable.

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved for quotation on the OTC Markets (the "OTCPINK") on November 5, 2014 under the symbol "APYV". As of December 31, 2014, our stock had not yet traded on the OTCPINK.

As of December 31, 2014, we had 31 shareholders of record of our common stock and 17,000,000 shares issued and outstanding.

Transfer Agent

Our transfer agent is Clear Trust, LLC, 16540 Pointe Village Dr, Suite 210, Lutz, FL  33558.

Dividend Policy

The Company does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.  The Company's Board of Directors currently plans to retain earnings for the development and expansion of the Company's business.  Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the year ended September 30, 2014.

Use of Proceeds from Registered Securities

We registered a total of 17,000,000 shares of our common stock for sale by selling shareholders.  No shares were registered for sale by the Company. The Company will not receive funds from the sale of shares being offered by selling shareholders.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2014.

Item 6.      Selected Financial Data.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following table provides the results of operations for the following periods:
	Year Ended September 30, 2014	August 7, 2013 (Inception) Through September 30, 2013

Revenue	$45,476	$-
Selling, general and administrative	73,214	1,003
Professional fees	24,092	1,150
Net operating loss	$(74,962)	$(2,153)

During the year ended September 30, 2014, we incurred general and administrative and professional fees of approximately $97,306, compared to general and administrative and professional fees of $2,153 during the period from August 7, 2013 (inception) to September 30, 2013. The increase in general and administrative expenses and professional fees incurred during the year ended September 30, 2013, were generally related to the start of operations and legal and accounting fees for our recent prospectus offering.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of September 30, 2014 and 2013.

Balance Sheet Date	September 30, 2014	September 30, 2013

Cash	$33,666	$3,997
Total Assets	$37,386	$7,847
Total Liabilities	$34,501	$-
Working Capital	$2,885	$7,847

Our increase in cash of $29,669 can be attributed to proceeds from the issuance of common stock of $70,000 to unaffiliated investors and the short-term loan of $30,000 from the related party.  Our liabilities increased $34,501 due to an increase in accounts payable of $4,501 and short-term loan of $30,000 from a related party.

Cash Flows
	Year Ended September 30, 2014	August 7, 2013 (Inception) Through September 30, 2013

Cash Flows Used in Operating Activities	$(70,331)	$(6,003)
Cash Flows Provided by (Used by) Investing Activities	$-	$-
Cash Flows Provided by Financing Activities	$100,000	$10,000
Net Increase in Cash During the Period	$29,669	$3,997

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended September 30, 2014, net cash flows used in operating activities was $70,331 consisting of a net loss of $74,962 and increase in restricted cash of $3,720, and was offset by an increase in accounts payable of $4,501 and by a decrease in prepaid expenses of $3,850.  For the period from inception (August 7, 2013) to September 30, 2013, net cash flows used in operating activities was $6,003 consisting of a net loss of $2,153 and an increase in prepaid expenses of $3,850.

Cash Flows from Investing Activities

From inception (August 7, 2013) to September 30, 2014, we did not use any cash for investing activities.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity. For the year ended September 30, 2014, we generated $70,000 from the issuance of 7,000,000 shares of our common stock during September 2014 and $ 30,000 from the short-term loan from a related party.  For the period from inception (August 7, 2013) to September 30, 2013, we generated $10,000 from the issuance of 10,000,000 shares of common stock to our officers and directors of the Company.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  We had $33,666 and $3,997 in cash and cash equivalents at September 30, 2014 and 2013, respectively.

Financial Instruments

We follow ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs); and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, accounts receivable and other receivables, and accounts payable and accrued liabilities and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company's cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company recognizes revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

The Company offers travel services on a stand-alone and package basis primarily through the merchant model and the agency model.

Under the merchant model, the Company facilitates the booking of hotel rooms and destination services from our travel suppliers and we are the merchant of record for such bookings. Our merchant transactions relate to hotel bookings and payments are collected directly from the traveler. Under the merchant model, because the Company is the primary obligor, the revenue is reported as a gross basis.

Under the agency model, the Company acts as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. The Company receives commissions from the travel supplier and/or traveler. Under the agency model, because the Company is not the primary obligor, the revenue is reported as a net basis.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.      Financial Statements and Supplementary Data.

AT PLAY VACATIONS, INC.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
At Play Vacations, Inc.

We have audited the accompanying consolidated balance sheets of At Play Vacations, Inc. ("the Company") as of September 30, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of At Play Vacations, Inc. as of September 30, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss from operations and an accumulated deficit at September 30, 2014, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
January 12, 2015

AT PLAY VACATIONS, INC. Consolidated Balance Sheets

	September 30,	September 30,
	2014	2013
ASSETS
Current Assets
Cash	$33,666	$3,997
Restricted cash	3,720	-
Prepaid expenses	-	3,850
Total current assets	37,386	7,847

Total Assets	$37,386	$7,847

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$4,501	$-
Due to related party	30,000	-
Total current liabilities	34,501	-

Total Liabilities	34,501	-

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
17,000,000 and 10,000,000 shares issued and outstanding, respectively	17,000	10,000
Additional paid-in capital	63,000	-
Accumulated deficit	(77,115)	(2,153)
Total stockholders' equity	2,885	7,847

Total Liabilities and Stockholders' Equity	$37,386	$7,847

The accompanying notes are an integral part of these consolidated financial statements.

AT PLAY VACATIONS, INC.
Consolidated Statements of Operations

		August 7, 2013
	Year Ended	(Inception) Through
	September 30, 2014	September 30, 2013

Revenue	$45,476	$-
Cost of Revenue	(23,132)	-
Gross Profit	22,344	-

Operating Expenses
Selling, general and administrative	73,214	1,003
Professional fees	24,092	1,150
Total Operating Expenses	97,306	2,153

Loss from Operations	(74,962)	(2,153)

Provision for income taxes	-	-

Net Loss	$(74,962)	$(2,153)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	15,649,240	10,000,000

The accompanying notes are an integral part of these consolidated financial statements.

AT PLAY VACATIONS, INC.
Consolidated Statement of Stockholders' Equity
Period From August 7, 2013 (Inception) to September 30, 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of shares	Amount	Capital	Deficit	Equity

Balance - August 7, 2013 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.001 per share	10,000,000	10,000	-	-	10,000

Net loss	-	-	-	(2,153)	(2,153)
Balances - September 30, 2013	10,000,000	10,000	-	(2,153)	7,847

Common shares issued for cash at $0.01 per share	7,000,000	7,000	63,000	-	70,000

Net loss	-	-	-	(74,962)	(74,962)
Balances - September 30, 2014	17,000,000	$17,000	$63,000	$(77,115)	$2,885

The accompanying notes are an integral part of these consolidated financial statements.

AT PLAY VACATIONS, INC.
Consolidated Statements of Cash Flows

		August 7, 2013 (Inception)
	Year Ended	Through
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net loss	$(74,962)	$(2,153)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in assets and liabilities:
Other receivables	(3,720)	-
Prepaid expenses	3,850	(3,850)
Accounts payable	4,501	-
Net cash used in operating activities	(70,331)	(6,003)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Short-term loan from related party	30,000	-
Proceeds from issuance of common stock	70,000	10,000
Net cash provided by financing activities	100,000	10,000

Net increase in cash and cash equivalents	29,669	3,997
Cash and cash equivalents at beginning of period	3,997	-

Cash and cash equivalents at end of period	$33,666	$3,997

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
The accompanying notes are an integral part of these consolidated financial statements.

AT PLAY VACATIONS, INC.
Notes to the Consolidated Financial Statements
For the Year Ended September 30, 2014

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

At Play Vacations, Inc. (the "Company") is a Nevada corporation incorporated on August 7, 2013.  It is based in Punta Gorda, FL, USA.  The Company incorporated a wholly-owned subsidiary, Quality Resort Hotels, Inc. in Florida on August 8, 2013. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is September 30.

The Company operates as a vacations company that books on-line travel.  The Company will offer low rates on rooms in popular resort destinations in return for clients to attend marketing presentations from a local real estate developer. To date, the Company's activities have been to offer discount vacation packages to sought-after resort destinations throughout North America, its formation, and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

Basis of Consolidation

These financial statements include the accounts of the Company and the wholly-owned subsidiary, Quality Resort Hotels, Inc.  All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $33,666 and $3,997 in cash and cash equivalents as at September 30, 2014 and 2013, respectively.

Restricted Cash
The Company is required to restrict a portion of cash, per the terms of our merchant account agreement, for potential credit card chargebacks. We are subject to a cash reserve of up to 10% on credit card charges processed, with funds held for seven to twelve months depending on our account activity.  As at September 30, 2014 and 2013, the Company had $3,720 and $0 in restricted cash, respectively.

Accounts Receivable

The Company's accounts receivable consists of monies held in merchant accounts. The Company evaluates the collectability of its accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. As of September 30, 2014 and 2013, the Company had no accounts receivable.

Due to Related Party

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.

Financial Instruments

The Company follows ASC 820,"Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

•	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

•	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, accounts receivable and other receivables, and accounts payable and accrued liabilities and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company's cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company recognizes revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

The Company offers travel services on a stand-alone and package basis primarily through the merchant model and the agency model.

Under the merchant model, the Company facilitates the booking of hotel rooms and destination services from our travel suppliers and we are the merchant of record for such bookings. Our merchant transactions relate to hotel bookings and payments are collected directly from the traveler. Under the merchant model, because the Company is the primary obligor, the revenue is reported as a gross basis.

Under the agency model, the Company acts as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. The Company receives commissions from the travel supplier and/or traveler. Under the agency model, because the Company is not the primary obligor, the revenue is reported as a net basis.

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred. During the period ending September 30, 2014 and 2013, the Company incurred $56,882 and $986 on advertising expenses, respectively.

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ended September 30, 2014.

Net Loss per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at September 30, 2014 and 2013.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2014, the Company has a net loss from operations of $74,962, and an accumulated deficit of $77,115. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2015.

The ability of the Company to continue operations is dependent upon, among other things, obtaining additional financing and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – DUE TO RELATED PARTY

As of September 30, 2014 and 2013, the Company was obligated to a stockholder, for a non-interest bearing demand loan with a balance of $30,000 and $nil, respectively.

NOTE 5 - EQUITY

Preferred Stock

The Company has authorized 50,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as at September 30, 2014 and 2013.

Common Shares

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On August 7, 2013, the company issued to its founders 10,000,000 shares of common stock at $0.001 per share for $10,000 cash.

During October 1, 2013 to September 30, 2014, the Company issued, to unaffiliated investors, 7,000,000 shares of common stock at $0.01 per share for $70,000 cash.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 6 - PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	September 30, 2014	September 30, 2013
Income tax expense at statutory rate	$(25,487)	$(731)
Valuation allowance	25,487	731
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	September 30, 2014	September 30, 2013
NOL Carryover	$26,218	$731
Valuation allowance	(26,218)	(731)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $77,115 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Net operating loss carry forwards begin to expire in 2033.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no other events have occurred that require disclosure.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2014.  Based on this evaluation, our Chief Executive Officer concluded as of September 30, 2014 that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2014 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2014.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified.  Each of our officers is appointed by the board of directors (the "Board") to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  The Board has no nominating, audit or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position Held with the Company	Age	Date First Elected or Appointed
Michael Hay	President, Chief Executive Officer (CEO),	46	August 7, 2013
2149 Rio De Janeiro Avenue	Chief Financial Officer (CFO), Treasurer, and Director
Punta Gorda, FL 33983

Jake Martin	Secretary & Director	30	August 7, 2013
2149 Rio De Janeiro Avenue
Punta Gorda, FL 33983

Background Information about Our Officers and Directors

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael Hay

Michael Hay is a graduate of the University of Guelph and is a marketing professional with more than 18 years of resort real estate experience.  Since 2013, Michael has been working with At Play Vacations.  He has also worked on other resort marketing projects throughout North America for a number of different real estate developers including Intrawest, Shell Vacations and M Private Residences.  From 1997 to 2006, Michael Hay was the Director of Marketing for Intrawest Resorts at its Whistler location.  Michael was responsible generating local prospects (or tours) for its Whistler location.  Michael also served as the Director of Marketing for Shell Vacations in Whistler from 2006-2007, which is now owned by Wyndham Resorts.  Michael was a full time employee of both of these companies.

Prior to working with At Play Vacations, Michael worked with a marketing firm called What to Do Media from 2008-2012.  Mr. Hay held the position of secretary and as a Director of New Media Insight Group, Inc. (OTCQB: NMED), from May 3, 2010 to December 31, 2012.  Currently Mr. Hay devotes 8 to 10 hours per week as an independent consultant offering marketing and website development to small businesses.

Jake Martin

Jake Martin is a graduate of Evergreen College in Washington State.  From 2009 to 2013, Mr. Martin was employed as Director of SEO at Avvo.com, and from 2013 to present, he is an independent contractor for Intuit Inc. providing SEO services.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Term of Office

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified.  Each of our officers is appointed by the board of directors (the "Board") to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  The Board has no nominating, audit or compensation committees.

Our directors cease to hold office immediately before their election at an annual general meeting or their appointment by the unanimous resolution of our shareholders, but are eligible for re-election or re-appointment. Notwithstanding the foregoing, our directors hold office until their successors are elected or appointed, or until their deaths, resignations or removals. Our officers hold office at the discretion of our board of directors, or until their deaths, resignations or removals.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our directors and officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, no present or former directors or executive officer of our company:

(1)	filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, directors of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5)	was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;

(6)	was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

The Company's common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for fiscal year ended September 30, 2014. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: At Play Vacations, Inc., 2149 Rio De Janeiro Avenue, Punta Gorda, FL  33983.

Board and Committee Meetings

The Board has no nominating, audit or compensation committees.

Nomination Process

We do not have a nominating committee.

Audit Committee

We do not have an audit committee.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 2014 and 2013; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2014 and 2013, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Hay(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	6,000(3) Nil	6,000 Nil
Jake Martin(2) Secretary and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Hay was appointed as a director, President, Chief Executive Officer, Chief Financial Officer, and Treasurer, of our company on August 7, 2013.

(2)	Mr. Martin was appointed as a director and as Secretary on August 7, 2013.

(3)	Mr. Hay received $6,000 for fees related to costs in developing our business.

Other than set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended September 30, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended September 30, 2014.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2014, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)
Michael Hay	5,000,000 common shares	29.4%
2149 Rio De Janeiro Avenue	Direct ownership
Punta Gorda, FL 33983
Jake Martin	5,000,000 common shares	29.4%
2149 Rio De Janeiro Avenue	Direct ownership
Punta Gorda, FL 33983
Directors and Executive Officers as a Group(1)	10,000,000 common shares	58.8%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2014. As of December 31, 2014, there were 17,000,000 shares of our company's common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

On August 7, 2013, 5,000,000 shares of At Play Vacations' common stock were issued each to Michael Hay and Jake Martin, officers and directors of the Company, at the price of $0.001 per share (a total of 10,000,000 shares of common stock and $10,000).

Messrs. Hay and Martin are our founders and therefore may be considered promoters, as that term is defined in Rule 405 of Regulation C.

Other

The controlling shareholders, are our officers and directors, have indicated that they have considered funding continuing operations during the development stage; however there is no written commitment to this effect and as of this filing no funds have been provided.  The Company is dependent upon the continued support. See Exhibit 10.1. The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the management of the Company to use at no charge.

As of September 30, 2014, the Company was obligated to Mr. Hay, for a non-interest bearing demand loan with a balance of $30,000.

Director Independence

Our board of directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3)(iv) of Schedule 14A under the Exchange Act of 1934, as amended.

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended September, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	September 30, 2014	September 30, 2013
Audit Fees(1)	$12,000	$-
Audit Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-
Total	$12,000	$-

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees".

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

Exhibits

In reviewing the agreements included as exhibits to this annual report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this annual report on Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:

Incorporated by Reference
Exhibit Number				Filing Date
	Exhibit Description	Form	Exhibit
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State.	S-1	3.1	May 14, 2014

3.2	By-Laws of Registrant.	S-1	3.2	May 14, 2014

10.1	Informal Agreement with Company Officers	S-1/A	10.1	August 1, 2014

10.2	Vendor Supplier Agreement	S-1/A	10.2	August 1, 2014

14.1*	Code of Ethics

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Michael Hay.

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Michael Hay.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AT PLAY VACATIONS, INC.
(Registrant)

Dated: January 12, 2015	/s/ Michael Hay
Michael Hay
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 12, 2015	/s/ Michael Hay
Michael Hay
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

Dated: January 12, 2015	/s/ Jake Martin
Jake Martin Secretary and Director