Form 10-Q
period 2014-12-31
At Play Vacations, Inc.
filed 2015-02-17
CIK 1584584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-195950

AT PLAY VACATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3389613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2149 Rio De Janeiro Avenue, Punta Gorda, FL 33983
(Address of principal executive offices) (Zip Code)

(941) 916-1440
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

As of February 13, 2015 there were 17,000,000 shares of the issuer's common stock, par value $0.001, issued and outstanding.

AT PLAY VACATIONS, INC.

FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2014

(UAUDITED)

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on January 12, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending September 30, 2015.

AT PLAY VACATIONS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2014

(UNAUDITED)

AT PLAY VACATIONS, INC.
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2014	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$9,831	$33,666
Restricted cash	3,544	3,720
Accounts receivable	5,604	-
Prepaid expenses	1,980	-
Total current assets	20,958	37,386

Total Assets	$20,958	$37,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$2,368	$4,501
Deferred revenue	5,395	-
Due to related party	30,000	30,000
Total current liabilities	37,763	34,501

Total Liabilities	37,763	34,501

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized;
17,000,000 shares issued and outstanding	17,000	17,000
Additional paid-in capital	63,000	63,000
Accumulated deficit	(96,805)	(77,115)
Total stockholders' equity (deficit)	(16,805)	2,885

Total Liabilities and Stockholders' Equity (Deficit)	$20,958	$37,386
The accompanying notes are an integral part of these condensed consolidated financial statements.

AT PLAY VACATIONS, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2014	2013

Revenue	$6,005	$11,429
Cost of revenue	(3,221)	(7,057)
Gross Profit	2,784	4,372

Operating Expenses
Selling, general and administrative	3,149	19,757
Professional fees	19,325	5,903
Total Operating Expenses	22,474	25,660

Loss from Operations	(19,690)	(21,288)

Provision for income taxes	-	-

Net Loss	$(19,690)	$(21,288)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	17,000,000	13,025,020
The accompanying notes are an integral part of these condensed consolidated financial statements.

AT PLAY VACATIONS, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(19,690)	$(21,288)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in assets and liabilities:
Accounts receivable	(5,427)	(1,726)
Prepaid expenses	(1,980)	577
Accounts payable	(2,134)	695
Deferred Revenue	5,395	-
Net cash used in operating activities	(23,835)	(21,742)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	46,000
Net cash provided by financing activities	-	46,000

Net increase (decrease) in cash and cash equivalents	(23,835)	24,258
Cash and cash equivalents at beginning of period	33,666	3,997

Cash and cash equivalents at end of period	$9,831	$28,255

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AT PLAY VACATIONS, INC. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
December 31, 2014
(Unaudited)

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

At Play Vacations, Inc. (the "Company") is a Nevada corporation incorporated on August 7, 2013.  It is based in Punta Gorda, FL, USA.  The Company incorporated a wholly-owned subsidiary, "Quality Resort Hotels, Inc." in Florida on August 8, 2013. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is September 30.

The Company operates as a vacations company that books on-line travel.  The Company will offer low rates on rooms in popular resort destinations. A percentage of vacations booked will also translate into sales leads for select real estate development partners.  To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $9,831 and $33,666 in cash and cash equivalents as of December 31, 2014 and September 30, 2014, respectively.

Restricted Cash

The Company is required to restrict a portion of cash, per the terms of our merchant account agreement, for potential credit card chargebacks. We are subject to a cash reserve of up to 10% on credit card charges processed, with funds held for seven to twelve months depending on our account activity.  As at December 31, 2014 and September 30, 2014, the Company had $3,544 and $3,720 in restricted cash, respectively.

Accounts Receivable

The Company's accounts receivable consists of monies held in merchant accounts. The Company evaluates the collectability of its accounts receivable on an on-going basis and records an allowance for amounts considered to be uncollectible.  As of December 31, 2014 and September 30, 2014, the Company had $5,604 and $0 in accounts receivable, respectively.  Based on management's review of accounts receivable, no allowance for doubtful accounts was recorded as at December 31, 2014 and September 30, 2014.

Due to Related Party

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.  As at December 31, 2014, the Company was obligated to a stockholder for a note payable of $30,000 (see note 4).

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred.  During the period ended December 31, 2014 and 2013, the Company incurred $2,261 and $18,113 on advertising expenses, respectively.

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

There were no share-based expenses for the period ended December 31, 2014.

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

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2014.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 -GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2014, the Company has a net loss from operations of $19,690 and an accumulated deficit of $96,805. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2015.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – DUE TO RELATED PARTY

As of December 31, 2014 and September 30, 2014, the Company was obligated to a stockholder, for a non-interest bearing demand loan with a balance of $30,000.

NOTE 5 -   EQUITY

Preferred Stock

The Company has authorized 50,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of December 31, 2014.

Common Shares

The Company has authorized 150,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since inception (August 7, 2013) to December 31, 2014, the company has issued a total of 17,000,000 common shares as follows:

•	On August 7, 2013, the company issued to its founders 10,000,000 shares of common stock at $0.001 per share for $10,000 cash.

•	During October, 2013 to April, 2014, the Company issued, to unaffiliated investors, 7,000,000 shares of common stock at $0.01 per share for $70,000 cash.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 6 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no other events have occurred that require disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Prospectus on Form 424B(8), as filed on February 4, 2015.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "we," "us," "our", "At Play", "APV", 'At Play Vacations" and "Company" are to At Play Vacations, Inc. and our wholly owned subsidiary Quality Resort Hotels, Inc..

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

 Description of Business

At Play Vacations, Inc. was incorporated in the State of Nevada on August 7, 2013, and our fiscal year end is September 30.  The company's administrative address is, 2149 Rio De Janeiro Avenue, Punta Gorda, FL 33983. The telephone number is 941-916-1440.

At Play Vacations, Inc. markets, through its wholly-owned subsidiary Quality Resort Hotels, Inc. ("QRH"), discount vacation packages to sought-after resort destinations throughout North America. The Company will be relying on its officers and directors to provide these services and will only rely on outside consultants as needed.

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
At Play Vacations has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.  At Play Vacations, its directors, officers, affiliates and promoters, have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The following table provides selected financial data about our company as of December 31, 2014, and September 30, 2014.

Balance Sheet Date	December 31, 2014	September 30, 2014

Cash	$9,831	$33,666
Total Assets	$20,958	$37,386
Total Liabilities	$37,763	$34,501
Stockholders' Equity (Deficit)	$(16,805)	$2,885

Our cash decreased $23,835 or 71%, primarily due to payment of professional fees.  Our liabilities increased $3,262 or 9.5% due to an increase in deferred revenue of $5,395 and a decrease in accounts payable of $2,133.

The following table provides the results of operations for the Three Months Ended December 31, 2014 and 2013

	Three Months Ended December 31,
	2014	2013

Revenue	$6,005	$11,429
Cost of revenue	3,221	7,057
Selling, general and administrative	3,149	19,757
Professional fees	19,325	5,903
Net operating loss	$19,690	$21,288

Our revenue decreased by 5,424 or 47% due to decreased bookings and deferring revenue of $5,395 for bookings subsequent to December 31, 2014.  Our cost of revenue decreased $3,836 or 54%, due to reduced bookings and deferring $1,980 as prepaid expenses, for bookings subsequent to December 31, 2014.   During the period ended December 31, 2014, we incurred general and administrative fees of approximately $3,149, compared to general and administrative fees of $19,757 during the same period ended December 31, 2013. The decrease in general and administrative expenses by $16,608 or 84%, was generally related to website expenses and higher advertising costs incurred in the period ended 2013. During the period ended December 31, 2014, we incurred professional fees of approximately $19,325, compared to professional fees of $5,903 during the same period ended December 31, 2013. The increase in professional fees of $13,422 or 227%, was generally related to a one-time fee of $12,000 for applying for DTC eligibility and a $1,200 increase in audit fees, as compared to 2013.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of December 31, 2014 and September 30, 2014.

	December 31, 2014	September 30, 2014

Current Assets	$20,958	$37,386
Current Liabilities	$37,763	$34,501
Working Capital (Deficiency)	$(16,805)	$2,885

Our working capital decreased as of December 31, 2014 as compared to September 30, 2014 due to payment of professional fee primarily due to the one-time application fee, of $12,000, for DTC eligibility.

Cash Flows

	For the Three Months Ended December 31,
	2014	2013

Cash Flows Used in Operating Activities	$(23,835)	$(21,742)
Cash Flows Provided by (Used in) Investing Activities	-	-
Cash Flows Provided by Financing Activities	-	46,000
Net Increase (decrease) in Cash During Period	$(23,835)	$24,258

Cash Flows from Operating Activities

We have not generated positive cash flow from operating activities. For the three months ended December 31, 2014, cash used in operating activities was $23,835 consisting of a net loss of $19,690 which was reduced by an increase in deferred revenue of $5,395 and increased from an increase in accounts receivable of $5,427, increase in prepaid expenses of $1,980, and a decrease in accounts payable of $2,134. For the three months ended December 31, 2013, cash used in operating activities was $21,742 consisting of a net loss of $21,288 and was offset by an increase in account receivable of $1,726 and by a decrease in prepaid expenses of $577 and accounts payable of $695.

Cash Flows from Investing Activities

From inception (August 7, 2013) through December 31, 2014, we did not use any cash for investing activities.

Cash Flows from Financing Activities

For the three months ended December 31, 2014 we did not generate any cash from financing activities. For the three month period ended December 31, 2013, we generated $46,000 from the issuance of 46,000 shares of common stock, to unaffiliated investors.

Going Concern

Our auditors have issued a going concern opinion on our year end financial statements ended September 30, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State.	S-1	3.1	May 14, 2014
3.2	By-Laws of Registrant.	S-1	3.2	May 14, 2014
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT PLAY VACATIONS, INC.
(Registrant)

Dated: February 17, 2015	/s/ Michael Hay
Michael Hay
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)