Form 10-Q
period 2015-03-31
At Play Vacations, Inc.
filed 2015-05-15
CIK 1584584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 11, 2015 there were 17,000,000 shares of the issuer's common stock, par value $0.0001, issued and outstanding.

AT PLAY VACATIONS, INC.

FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2015

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

AT PLAY VACATIONS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2015

(UNAUDITED)

AT PLAY VACATIONS, INC.
Condensed Consolidated Balance Sheets
	March 31,	September 30,
	2015	2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,542	$33,666
Restricted cash	1,220	3,720
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	2,457	-
Total Current Assets	13,219	37,386

TOTAL ASSETS	$13,219	$37,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,807	$4,501
Deferred revenue and customer deposits	707	-
Due to related parties	30,000	30,000
Total Current Liabilities	36,514	34,501

TOTAL LIABILITIES	36,514	34,501

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.001 par value
0 and 0 shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.001 par value
17,000,000 shares issued and outstanding	17,000	17,000
Additional paid in capital	63,000	63,000
Accumulated deficit	(103,295)	(77,115)
Total Stockholders' Equity (Deficit)	(23,295)	2,885

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,219	$37,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

AT PLAY VACATIONS, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenues	$14,581	$30,446	$20,586	$41,875
Cost of sales	(6,061)	(14,799)	(9,282)	(21,856)
Gross Profit	8,520	15,647	11,304	20,019

Operating Expenses
Selling, general and administrative	6,693	36,597	9,842	56,355
Professional	8,317	2,967	27,642	8,869
Total operating expenses	15,010	39,564	37,484	65,224

Net loss from operations	(6,490)	(23,917)	(26,180)	(45,205)

Provision for income taxes	-	-	-	-

Net loss	$(6,490)	$(23,917)	$(26,180)	$(45,205)

Basic and dilutive loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and dilutive	17,000,000	15,768,539	17,000,000	14,407,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

At Play Vacations, Inc.
Condensded Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,180)	$(45,205)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable and other receivable	43	(3,489)
Prepaid expenses and other assets	-	2,625
Increase (decrease) in operating liabilities:
Accounts payable	1,306	9,157
Deferred revenue and customer deposits	707	-
Net Cash Used in Operating Activities	(24,124)	(36,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	70,000
Net Cash Provided ByFinancing Activities	-	70,000

Net increase (decrease) in cash and cash equivalents	(24,124)	33,088
Cash and cash equivalents, beginning of period	33,666	3,997
Cash and cash equivalents, end of period	$9,542	$37,085

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AT PLAY VACATIONS, INC. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
March 31, 2015
(Unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $9,542 and $33,666 in cash and cash equivalents as of March 31, 2015 and September 30, 2014, respectively.

Restricted Cash

The Company is required to restrict a portion of cash, per the terms of our merchant account agreement, for potential credit card chargebacks. We are subject to a cash reserve of up to 10% on credit card charges processed, with funds held for seven to twelve months depending on our account activity.  As at March 31, 2015, and September 30, 2014, the Company had $1,220 and $3,720 in restricted cash, respectively.

Accounts Receivable

The Company's accounts receivable consists of monies held in merchant accounts. The Company evaluates the collectability of its accounts receivable on an on-going basis and writes off the amount when it is considered to be uncollectible. As of March 31, 2015, and September 30, 2014, the Company had $2,457 and $0 in accounts receivable, respectively.

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

Under the merchant model, the Company facilitates the booking of hotel rooms and destination services from our travel suppliers, and we are the merchant of record for such bookings. Our merchant transactions relate to hotel bookings and payments are collected directly from the traveler. Under the merchant model, because the Company is the primary obligor, the revenue is reported as a gross basis.

Under the agency model, the Company acts as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. The Company receives commissions from the travel supplier and/or traveler. Under the agency model, because the Company is not the primary obligor, the revenue is reported as a net basis.

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred.  During the periods ended March 31, 2015 and 2014, the Company incurred $6,667 and $44,822 on advertising expenses, respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity–Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ended March 31, 2015.

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

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2015.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2015, the Company has a net loss from operations of $26,180, and an accumulated deficit of $103,295. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2015.

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

NOTE 4 – DUE TO RELATED PARTY

As of March 31, 2015 and September 30, 2014, the Company was obligated to a stockholder, for a non-interest bearing demand loan with a balance of $30,000.

NOTE 5 -  EQUITY

Preferred Stock

The Company has authorized 50,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of March 31, 2015.

Common Shares

The Company has authorized 150,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since inception (August 7, 2013) to March 31, 2015, the company has issued a total of 17,000,000 common shares as follows:

•	On August 7, 2013, the company issued to its founders 10,000,000 shares of common stock at $0.001 per share for $10,000 cash.

•	During October, 2013 to April, 2014, the Company issued, to unaffiliated investors, 7,000,000 shares of common stock at $0.01 per share for $70,000 cash.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 6 - SUBSEQUENT EVENTS

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

 Description of Business

At Play Vacations was incorporated in the State of Nevada on August 7, 2013, and our fiscal year end is September 30.  The company's administrative address is, 2149 Rio De Janeiro Avenue, Punta Gorda, FL 33983. The telephone number is 941-916-1440.

At Play Vacations markets, through its wholly-owned subsidiary Quality Resort Hotels, Inc. ("QRH"), discount vacation packages to sought-after resort destinations throughout North America. The Company will be relying on its officers and directors to provide these services, and will only rely on outside consultants as needed.

At Play Vacations has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.  At Play Vacations, its directors, officers, affiliates and promoters, have not entered into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

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

The following table provides selected financial data about our company as of March 31, 2015, and September 30, 2014.

	March 31, 2015	September 30, 2014
Cash	$9,542	$33,666
Total Assets	$13,219	$37,386
Total Liabilities	$36,514	$34,501
Stockholders' Equity (Deficit)	$(23,295)	$2,885

Our cash decreased by $24,124 or 72%, primarily due to payment of the professional fees.  Our liabilities increased $2,013 or 6% due to an increase in deferred revenue of $707 and an increase in accounts payable of $1,306.

The following table provides the results of operations for the Three and Six Months Ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenue	$14,581	$30,446	$20,586	$41,875
Cost of revenue	6,061	14,799	9,282	21,856
Selling, general and administrative	6,693	36,597	9,842	56,355
Professional fees	8,317	2,967	27,642	8,869
Net operating loss	$6,490	$23,917	$26,180	$45,205

Our revenue and gross profit decreased in the three and six month periods ended March 31, as compared to the same period in 2014, due to decreased bookings.  The reason for the fewer bookings in 2015 over the same periods in 2014, was an effort on the part of management to control costs and to try to generate profitable revenues.  The marketing and overhead costs in 2014 were excessive and generated a loss. Hence, management needed to reevaluate its methodology and prove that its business model could function more efficiently. Website services were reduced, along with the expense of third party website optimizers, and finally the expense of google adwords was curtailed. The result of these measures saw revenue decrease during the three and six month periods ended March 31, 2015, by $15,865 or 52% and $21,289 or 51%, respectively, as compared to the same periods during 2014. Gross profit decrease during the three and six month periods ended March 31, 2015, by $7,127 or 46% and $8,715 or 44%, respectively, as compared to the same periods during 2014. And during the three and six months ended March 31, 2015 we incurred selling, general and administrative fees of $6,693 and $9,842, compared to general and administrative fees of $36,597 and $56,355 during the same periods ended March 31, 2014. The decrease in administrative expenses by $46,513 or 83%, during the six months ended March 31, 2015, enabled us to book more efficiently and were able to reduce our loss from operations. The activity in 2014 had much trial and error, which is understandable in a start-up situation, while the activity in 2015 has much less trial, fewer errors, and greater efficiency. In terms of professional fees, in the three and six months ended March 31, 2015, we incurred fees of $8,317 and $27,642, compared to professional fees of $2,967 and $8,869 during the same periods ended March 31, 2014. The increase in professional fees for the six months ended March 31, 2015, of $18,773 or 212%, was generally related to a one-time fee of $12,000 for applying for DTC eligibility and a $4,200 increase in reporting fees, as compared to 2014.  Our net loss from operations, due primarily to our cost cutting in advertising and selling expenses, decreased $17,427 or 73% and $19,025 or 42%, for the three and six month periods ended March 31, 2015, respectively.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of March 31, 2015 and September 30, 2014.

	March 31, 2015	September 30, 2014	Change
Current Assets	$13,219	$37,386	$(24,167)
Current Liabilities	$36,514	$34,501	$2,013
Working Capital (Deficiency)	$(23,295)	$2,885	$(26,180)

Our working capital decreased as of March 31, 2015 as compared to September 30, 2014 due to the decrease in cash as a result of a payment of professional fees, primarily due to the one-time application fee of $12,000 for DTC eligibility.

Cash Flows

	For the Six Months Ended March 31,
	2015	2014
Cash Flows Used in Operating Activities	$(24,124)	$(36,912)
Cash Flows Provided by (Used in) Investing Activities	-	-
Cash Flows Provided by Financing Activities	-	70,000
Net Increase (decrease) in Cash During Period	$(24,124)	$33,088

Cash Flows from Operating Activities

We have not generated positive cash flow from operating activities. For the six month period ended March 31, 2015, cash used in operating activities was $24,124 consisting of a net loss of $26,180 which was reduced by an increase in deferred revenue of $707, an increase in accounts payable of $1,306, and a decrease in accounts receivable of $43. For the six month period ended March 31, 2014, cash used in operating activities was $36,912 consisting of a net loss of $45,205 and was increased by an increase in accounts receivable of $3,489, and reduced by a decrease in prepaid expenses of $2,625 and an increase in accounts payable of $9,157.

Cash Flows from Investing Activities

From inception (August 7, 2013) through March 31, 2015, we did not use any cash for investing activities.

Cash Flows from Financing Activities

In the six months ended March 31, 2015 we did not generate any cash from financing activities. In the six months ended March 31, 2014 we generated $70,000 from the issuance of 7,000,000 shares of common stock to unaffiliated investors, under our registration statement.

Going Concern

Our auditors have issued a going concern opinion on our year-end financial statements ended September 30, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, due to our limited number of officers and members of the Board of Directors, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State.	S-1	3.1	May 14, 2015
3.2	By-Laws of Registrant.	S-1	3.2	May 14, 2015
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

AT PLAY VACATIONS, INC.
(Registrant)

Dated: May 15, 2015	/s/ Michael Hay
Michael Hay
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)