Form 10-Q
period 2015-06-30
At Play Vacations, Inc.
filed 2015-08-11
CIK 1584584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

As of August 10, 2015 there were 17,000,000 shares of the issuer's common stock, par value $0.001, issued and outstanding.

AT PLAY VACATIONS, INC.

FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements.

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

AT PLAY VACATIONS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2015

(UNAUDITED)

AT PLAY VACATIONS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$2,880	$33,666
Restricted cash	1,102	3,720
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	3,390	-
Prepaid expenses	10,000	-
Total Current Assets	17,372	37,386

TOTAL ASSETS	$17,372	$37,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$22,803	$4,501
Due to related parties	30,000	30,000
Total Current Liabilities	52,803	34,501

TOTAL LIABILITIES	52,803	34,501

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.001 par value
no shares issued and outstanding	-	-
Common stock: 150,000,000 authorized; $0.001 par value
17,000,000 shares issued and outstanding	17,000	17,000
Additional paid in capital	63,000	63,000
Accumulated deficit	(115,431)	(77,115)
Total Stockholders' Equity (Deficit)	(35,431)	2,885

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$17,372	$37,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

AT PLAY VACATIONS, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$1,724	$2,501	$22,310	$44,376
Cost of sales	(654)	(975)	(9,936)	(22,831)
Gross Profit	1,070	1,526	12,374	21,545

Operating Expenses
Selling, general and administrative	6,585	14,466	16,427	70,821
Professional	6,621	5,097	34,263	13,966
Total operating expenses	13,206	19,563	50,690	84,787

Net loss from operations	(12,136)	(18,037)	(38,316)	(63,242)

Provision for income taxes	-	-	-	-

Net loss	$(12,136)	$(18,037)	$(38,316)	$(63,242)

Basic and dilutive loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	17,000,000	17,000,000	17,000,000	15,194,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

At Play Vacations, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,316)	$(63,242)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable and restricted cash	(772)	(3,638)
Prepaid expenses and other assets	(10,000)	3,549
Increase (decrease) in operating liabilities:
Accounts payable	18,302	7,639
Net Cash Used in Operating Activities	(30,786)	(55,692)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	70,000
Net Cash Provided By Financing Activities	-	70,000

Net increase (decrease) in cash and cash equivalents	(30,786)	14,308
Cash and cash equivalents, beginning of period	33,666	3,997
Cash and cash equivalents, end of period	$2,880	$18,305

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AT PLAY VACATIONS, INC. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
June 30, 2015
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the "SEC").

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,880 and $33,666 in cash and cash equivalents as of June 30, 2015 and September 30, 2014, respectively.

Restricted Cash

The Company is required to restrict a portion of cash, per the terms of our merchant account agreement, for potential credit card chargebacks. We are subject to a cash reserve of up to 10% on credit card charges processed, with funds held for seven to twelve months depending on our account activity.  As at June 30, 2015, and September 30, 2014, the Company had $1,102 and $3,720 in restricted cash, respectively.

Accounts Receivable

The Company's accounts receivable consists of monies held in merchant accounts. The Company evaluates the collectability of its accounts receivable on an on-going basis and writes off the amount when it is considered to be uncollectible. As of June 30, 2015, and September 30, 2014, the Company had $3,390 and $0 in accounts receivable, respectively.

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

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred.  During the nine months ended June 30, 2015 and 2014, the Company incurred $7,579 and $55,123 on advertising expenses, respectively.

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

There were no share-based expenses for the nine months ended June 30, 2015.

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

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2015.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2015, the Company has a net loss from operations of $38,316, and an accumulated deficit of $115,431. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2015.

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

NOTE 4 – DUE TO RELATED PARTY

As of June 30, 2015 and September 30, 2014, the Company was obligated to a stockholder, for a non-interest bearing demand loan with a balance of $30,000.

NOTE 5 - EQUITY

Preferred Stock

The Company has authorized 50,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of June 30, 2015.

Common Shares

The Company has authorized 150,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since inception (August 7, 2013) to June 30, 2015, the company has issued a total of 17,000,000 common shares as follows:

●	On August 7, 2013, the company issued to its founders 10,000,000 shares of common stock at $0.001 per share for $10,000 cash.

●	During October, 2013 to April, 2014, the Company issued, to unaffiliated investors, 7,000,000 shares of common stock at $0.01 per share for $70,000 cash.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 6 - SUBSEQUENT EVENTS
On August 7, 2015, a change in control of the Company occurred. On that date, Michael Hay and Jake Martin, our officers and directors, sold their shares in a private transaction to three persons who will subsequently become officers, directors, employees or consultants of the Company. The shares sold represented an aggregate of 10,000,000 shares of the Company's Common Stock.

Effective as of August 17, 2015, Hay and Martin will resign from their respective positions as officers of the Company. Hay will resign as President, Chief Executive Officer, Chief Financial Officer and Treasurer. Martin will resign as Secretary. Upon such resignations, Chua Seong Seng will be appointed as the President and Chief Executive Officer, LimWei Lin will be appointed as the Secretary, and Low Tuan Lee will be appointed as the Chief Financial Officer and Treasurer of the Company.  Ms. Lim and Messrs. Chua and Low have accepted such appointments.

Also effective as of August 17, 2015, Chua Seong Seng, Lim Wei Lin and Low Tuan Lee will be appointed as directors of the Company. Ms. Lim and Messrs. Chua and Low have accepted such appointment. Thereupon, each of Michael Hay and Jake Martin will resign as directors of the Company. Accordingly, effective as of the 10th day after this Information Statement is filed with the Securities and Exchange Commission and transmitted to the shareholders of the Company, each of Chua Seong Seng, Lim Wei Lin and Low Tuan Lee will become members of the Board of Directors, and the entire Board of Directors will consist of Chua Seong Seng, Lim Wei Lin and Low Tuan Lee.

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

The following table provides selected financial data about our company as of June 30, 2015, and September 30, 2014.

Balance Sheet Date	June 30, 2015	September 30, 2014
Cash	$2,880	$33,666
Total Assets	$17,372	$37,386
Total Liabilities	$52,803	$34,501
Stockholders' Equity (Deficit)	$(35,431)	$2,885

Our cash decreased by $30,786 or 91%, primarily due to payment of the professional fees.  Our liabilities increased $18,302 or 53% due to an increase in accounts payable of $18,302.

The following table provides the results of operations for the Three and Nine months Ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Revenue	$1,724	$2,501	$22,310	$44,376
Cost of revenue	654	975	9,936	22,831
Gross profit	1,070	1,526	12,374	21,545
Selling, general and administrative	6,585	14,466	16,427	70,821
Professional fees	6,621	5,097	34,263	13,966
Net operating loss	$12,136	$18,037	$38,316	$63,242

Our revenue and gross profit decreased in the three and nine month periods ended June 30, 2015, as compared to the same period in 2014, due to decreased bookings.  The reason for the fewer bookings in 2015 over the same periods in 2014, was an effort on the part of management to control costs and to try to generate profitable revenues.  The marketing and overhead costs in 2014 were excessive and generated a loss. Hence, management needed to reevaluate its methodology and prove that its business model could function more efficiently. Website services were reduced, along with the expense of third party website optimizers, and finally the expense of Google adwords was curtailed. The result of these measures saw revenue decrease during the three and nine month periods ended June 30, 2015, by $777 or 31% and $22,066 or 50%, respectively, as compared to the same periods during 2014. Gross profit decrease during the three and nine month periods ended June 30, 2015, by $456 or 30% and $9,171 or 43%, respectively, as compared to the same periods during 2014. And during the three and nine months ended June 30, 2015 we incurred selling, general and administrative fees of $6,585 and $16,427, compared to general and administrative fees of $14,466 and $70,821 during the same periods ended June 30, 2014. The decrease in administrative expenses by $54,394 or 77%, during the nine months ended June 30, 2015, enabled us to book more efficiently and were able to reduce our loss from operations. The activity in 2014 had much trial and error, which is understandable in a start-up situation, while the activity in 2015 has much less trial, fewer errors, and greater efficiency. In terms of professional fees, in the three and nine months ended June 30, 2015, we incurred fees of $6,621 and $34,263, compared to professional fees of $5,097 and $13,966 during the same periods ended June 30, 2014. The increase in professional fees for the nine months ended June 30, 2015, of $20,297 or 140%, was generally related to a one-time fee of $12,000 for applying for DTC eligibility and a $5,700 increase in reporting fees, as compared to 2014.  Our net loss from operations, due primarily to our cost cutting in advertising and selling expenses, decreased $5,901 or 33% and $24,926 or 39%, for the three and nine month periods ended June 30, 2015, respectively.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of June 30, 2015 and September 30, 2014.

	June 30, 2015	September 30, 2014	Change

Current Assets	$17,372	$37,386	$(20,014)
Current Liabilities	$52,803	$34,501	$18,302
Working Capital (Deficiency)	$(35,431)	$2,885	$(38,316)

Our working capital decreased as of June 30, 2015 as compared to September 30, 2014 due to payment of professional fees, primarily due to the one-time application fee of $12,000 for DTC eligibility.

Cash Flows

	For the Nine Months Ended June 30,
	2015	2014

Cash Flows Used in Operating Activities	$(30,786)	$(55,692)
Cash Flows Provided by (Used in) Investing Activities	-	-
Cash Flows Provided by Financing Activities	-	70,000
Net Increase (decrease) in Cash During Period	$(30,786)	$14,308

Cash Flows from Operating Activities

We have not generated positive cash flow from operating activities. For the nine month period ended June 30, 2015, cash used in operating activities was $30,786 consisting of a net loss of $39,316 which was increased by an increase in accounts receivable and restricted cash of $772; represented by increased accounts receivable of $3,390 less proceeds received from restricted cash of $2,618,  and an increase in prepaid expenses of $10,000 and reduced by an increase in accounts payable of $17,512. For the nine month period ended June 30, 2014, cash used in operating activities was $55,692 consisting of a net loss of $63,242 and was increased by an increase in accounts receivable and restricted cash, solely from an increase in restriced cash of $3,638 , and reduced by a decrease in prepaid expenses of $3,549 and an increase in accounts payable of $7,639.

Cash Flows from Investing Activities

From inception (August 7, 2013) through June 30, 2015, we did not use any cash for investing activities.

Cash Flows from Financing Activities

In the nine months ended June 30, 2015 we did not generate any cash from financing activities. In the nine months ended June 30, 2014 we generated $70,000 from the issuance of 7,000,000 shares of common stock to unaffiliated investors, under our registration statement.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, due to our limited number of officers and members of the Board of Directors, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

None.

Item 5.  Other Information.

On August 7, 2015, a change in control of the Company occurred. On that date, Michael Hay and Jake Martin, our officers and directors, sold their shares in a private transaction to three persons who will subsequently become officers, directors, employees or consultants of the Company. The shares sold represented an aggregate of 10,000,000 shares of the Company's Common Stock.

Effective as of August 17, 2015, Hay and Martin will resign from their respective positions as officers of the Company. Hay will resign as President, Chief Executive Officer, Chief Financial Officer and Treasurer. Martin will resign as Secretary. Upon such resignations, Chua Seong Seng will be appointed as the President and Chief Executive Officer, LimWei Lin will be appointed as the Secretary, and Low Tuan Lee will be appointed as the Chief Financial Officer and Treasurer of the Company.  Ms. Lim and Messrs. Chua and Low have accepted such appointments.

Also effective as of August 17, 2015, Chua Seong Seng, Lim Wei Lin and Low Tuan Lee will be appointed as directors of the Company. Ms. Lim and Messrs. Chua and Low have accepted such appointment. Thereupon, each of Michael Hay and Jake Martin will resign as directors of the Company. Accordingly, effective as of the 10th day after this Information Statement is filed with the Securities and Exchange Commission and transmitted to the shareholders of the Company, each of Chua Seong Seng, Lim Wei Lin and Low Tuan Lee will become members of the Board of Directors, and the entire Board of Directors will consist of Chua Seong Seng, Lim Wei Lin and Low Tuan Lee.

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

AT PLAY VACATIONS, INC.
(Registrant)

Dated: August 11, 2015	/s/ Michael Hay
Michael Hay
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)