Form 10-K
period 2015-09-30
AXIOM HOLDINGS, INC.
filed 2016-01-20
CIK 1584584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-195950

AXIOM HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	46-3389613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11637 Orpington St., Orlando, FL	32817
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (407) 412-6432

 (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [X]     No [  ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant, as of March 31, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter was $154,000,000 based on the closing market price of $1.10.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

340,000,000 shares of common stock were issued and outstanding as of January 9, 2016

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

All references in this annual report on Form 10-K to the "Company," "Axiom Holdings," “Axiom,” "we," "us" or "our" are to Axiom Holding, Inc. and our wholly-owned subsidiaries Quality Resort Hotels, Inc. and Horizon Resources Co. Ltd.

Item 1.     Business.

Business Development

Axiom Holdings, Inc. was incorporated in the State of Nevada on August 7, 2013.  Our fiscal year end is September 30.  The company's administrative address is, 11637 Orpington St, Orlando, FL 32817. The telephone number is (407) 412-6432.

Axiom had revenues of $22,310 and had a net loss of $61,748 for the year ended September 30, 2015, and had $1,317 of cash on hand at September 30, 2015.  In addition to minimal revenues, we have relied upon the sale of our securities to investors and corporate officers and directors for funding.

On August 17, 2015, a change in control of the Company occurred. On that date, Michael Hay and Jake Martin, our officers and directors, sold their shares in a private transaction to three persons who are now officers, directors, employees or consultants of the Company. The shares sold represented an aggregate of 200,000,000 shares of the Company's Common Stock. On August 17, 2015,  Chua Seong Seng was  appointed as the President, Chief Executive Officer and a director, LimWei Lin was appointed as Secretary and a director, and Low Tuan Lee was appointed as Chief Financial Officer, Treasurer and a director of the Company.

On September 16, 2015, the Company filed a Certificate of Amendment changing the Company’s name to Axiom Holdings, Inc. and increasing the authorized shares of common stock to 3,000,000,000 shares of common stock, with par value of $0.001 per share, and 50,000,000 shares of preferred stock with a par value of $0.001 per share.  The amendment was approved by shareholders holding 58.5% of the issued and outstanding stock.

On October 1, 2015, the Board of Directors approved a change in the Company’s fiscal year end from September 30, to December 31.  The Company will file its annual report on Form 10-K for the year ended September 30, 2015.  The transition Company will file the transition report for the period from October 1, 2015 through December 31, 2015 on Form 10Q.
Axiom has never declared bankruptcy, been in receivership, or involved in any legal proceeding.

Principal Products, Services and Their Markets

Axiom Holdings, Inc., and its wholly-owned Florida based subsidiary Quality Resort Hotels, Inc., has been marketing discount vacation packages to sought-after resort destinations throughout North America.  The vacation packages target families and/or couples over the age of 28 that have an annual household income in excess of $100,000.

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

Number of Employees

Axiom has no employees, but has retained the services of two customer service contractors.  The officers and director are largely donating their time to the development of the company, and intend to do whatever work is necessary to bring us to viability.  We have no other employees, but do foresee hiring additional customer service contractors as the company expands into other markets.

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

Axiom Holdings has limited operations, limited revenue, limited financial backing and limited assets.  We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer retain a majority control of our company. In addition, it is likely that as part of the terms of the acquisition transaction, one or more new officers and directors would join the Company.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce, or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

We have not yet entered into any definitive agreements for potential new business opportunities. There can be no assurance that we will be able to identify an appropriate business opportunity or acquire the financing necessary to enable us to pursue a transaction if an appropriate opportunity is identified.

In the next 12 months, our plan of operations is expected to be as follows:

For the next 12 months of business development, we expect we will require $30,000 for ongoing regulatory fees, plus an undetermined amount of funding to complete our business development. Funding is currently not available.  We may need significant additional funding should other business opportunities become available to us.

 Our officers and directors will not receive any compensation during the development stage and will be donating their time until the Company is generating profits and positive cash flow from operations.

We are a public entity, subject to the reporting requirements of the Exchange Act, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs would be a minimum of $30,000 in the next year and will be higher, in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fees for reporting requirements and this could have a significant impact on future operating costs.  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

 At present, we do not have enough cash on hand to cover our reporting costs for the next 12 months. In order to proceed with our business plan, we will have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders).  Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from either money that we raise from our equity, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

We have no plans to undertake any product research and development during the next 12 months.

Reports to Security Holders

Axiom Holdings will voluntarily make available an annual report including audited financials on Form 10-K to security holders.  We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

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

Item 2.      Properties.

Our principal business and corporate address is 11637 Orpington St., Orlando, FL 32817; the telephone number is (407) 412-6432. We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

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

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our company's common stock is quoted on the OTC Markets (the “OTCBB”) under the symbol "AIOM". Our stock was not eligible to trade until November 5, 2014.

The following table sets forth the quarterly high and low bid prices for the common stock from November 5, 2014 to September 30, 2015.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended September 30, 2014	N/A	N/A
Quarter ended December 31, 2014	$1.10	$1.10
Quarter ended March 31, 2015	$1.10	$1.10
Quarter ended June 30, 2015	$1.10	$1.10
Quarter ended September 30, 2015	$1.10	$1.10

Holders

As of January 9, 2016, there were 13 stockholders of record and an aggregate of 340,000,000 shares of our common stock were issued and outstanding.

Description of Securities

The authorized capital stock of our company consists of 3,000,000,000 shares of common stock, at $0.001 par value, and 1,000,000 shares of preferred stock, at $0.001 par value.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the year ended September 30, 2015.

Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the year ended September 30, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2015.

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

The following table provides selected financial data about our company as of September 30, 2015 and 2014.

Balance Sheet Date	September 30, 2015	September 30, 2014
Cash	$1,317	$33,666
Total Assets	$11,723	$37,386
Total Liabilities	$40,586	$34,501
Stockholders' Equity (Deficit)	$(28,863)	$2,885

Our cash decreased by $32,349 or 96%, primarily due to payment of the professional fees.  Our liabilities increased $6,085 or 18% due to an increase in deferred revenue of $2,665, an increase in accounts payable of $599, and an increase due to related parties of 2,821.

The following table provides the results of operations for the years ended September 30, 2015 and 2014:

	Year Ended September 30,
	2015	2014

Revenue	$22,310	$45,476
Cost of revenue	9,936	23,132
Gross profit	12,374	22,344
Selling, general and administrative	24,741	73,214
Professional fees	49,381	24,092
Net operating loss	$61,748	$74,962

Our revenue and gross profit decreased in the year ended September 30, 2015, as compared to the same period in 2014, due to decreased bookings.  The reason for the fewer bookings in 2015 over the same period in 2014, was an effort on the part of management to control costs and to try to generate profitable revenues.  The marketing and overhead costs in 2014 were excessive and generated a loss. Hence, management needed to reevaluate its methodology and prove that its business model could function more efficiently. Website services were reduced, along with the expense of third party website optimizers, and finally the expense of Google AdWords was curtailed. The result of these measures saw revenue decrease during the year ended September 30, 2015, by $23,166 or 51%, as compared to the same period during 2014. Gross profit decrease during the year ended September 30, 2015, by $9,970 or 45%, as compared to the same period during 2014. And during the year ended September 30, 2015 we incurred selling, general and administrative fees of $24,741, compared to general and administrative fees of $73,214 during the same period ended September 30, 2014. The decrease in administrative expenses by $48,473 or 66%, during the year ended September 30, 2015, enabled us to book more efficiently and were able to reduce our loss from operations. The activity in 2014 had much trial and error, which is understandable in a start-up situation, while the activity in 2015 has much less trial, fewer errors, and greater efficiency. In terms of professional fees, in the year ended September 30, 2015, we incurred fees of $49,381, compared to professional fees of $24,092 during the same period ended September 30, 2014. The increase in professional fees for the year ended September 30, 2015, of $25,289 or 105%, was generally related to a one-time fee of $12,000 for applying for DTC eligibility and a $5,700 increase in reporting fees, as compared to 2014.  Our net loss from operations, due primarily to our cost cutting in advertising and selling expenses, decreased $13,214 or 18% year ended September 30, 2015.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of September 30, 2015 and 2014.

	September 30, 2015	September 30, 2014	Change

Current Assets	$11,723	$37,386	$(25,663)
Current Liabilities	40,586	34,501	6,085
Working Capital (Deficiency)	$(28,863)	$2,885	$(31,748)

Our working capital decreased as of September 30, 2015 as compared to September 30, 2014 due to payment of professional fees, primarily due to the one-time application fee of $12,000 for DTC eligibility.

Cash Flows

	Year Ended September 30,
	2015	2014

Cash Flows Used in Operating Activities	$(32,349)	$(70,331)
Cash Flows Provided by (Used in) Investing Activities	-	-
Cash Flows Provided by Financing Activities	-	100,000
Net Increase (decrease) in Cash During Period	$(32,349)	$29,669

Cash Flows from Operating Activities

We have not generated positive cash flow from operating activities. For the year ended September 30, 2015, cash used in operating activities was $32,349 consisting of a net loss of $61,748 which was reduced by a reduction in accounts receivable and restricted cash of $2,924, solely by proceeds received from restricted cash of $2,924, and an increase in accounts payable of $599, and was increased by an increase in prepaid expenses of $9,610. For the year ended September 30, 2014, cash used in operating activities was $70,331 consisting of a net loss of $74,962 and was increased by an increase in accounts receivable and restricted cash, solely from an increase in restricted cash of $3,720, and reduced by a decrease in prepaid expenses of $3,850 and an increase in accounts payable of $4,501.

Cash Flows from Investing Activities

From inception (August 7, 2013) to September 30, 2015, we did not use any cash for investing activities.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity. For the year ended September 30, 2015, we did not generate any cash from financing activities. For the year ended September 30, 2014, we generated $70,000 from the issuance of 7,000,000 shares of our common stock during September 2014 and $30,000 from the short-term loan from a related party.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have operating losses since inception. There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $1,317 and $33,666 in cash and cash equivalents as at September 30, 2015 and 2014, respectively.

Financial Instruments

The Company follows ASC 820,"Fair Value Measurements and Disclosures," which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The Company's financial instruments consist principally of cash and restricted cash, prepaid expense, and accounts payable and accrued liabilities and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company's cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company recognizes revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

Item 8.      Financial Statements and Supplementary Data.

AXIOM HOLDINGS, INC.
(Formerly AT PLAY VACATIONS, INC.)

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Axiom Holdings, Inc. (Formerly At Play Vacations, Inc.)
We have audited the accompanying balance sheets of Axiom Holdings, Inc. (Formerly At Play Vacations, Inc.) as of September 30, 2015 and 2014 and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2015 and 2014. Axiom Holdings, Inc.’s (Formerly At Play Vacations, Inc.) management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axiom Holdings, Inc. (Formerly At Play Vacations, Inc.) as of September 30, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of September 30, 2015, the Company has a net loss from operations and accumulated losses which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
January 20, 2015

AXIOM HOLDINGS, INC.
(Formerly AT PLAY VACATIONS, INC.)
Consolidated Balance Sheets

	As of September 30,	As of September 30,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$1,317	$33,666
Restricted cash	796	3,720
Prepaid expenses	9,610	-
Total Current Assets	11,723	37,386

TOTAL ASSETS	$11,723	$37,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,100	$4,501
Deferred revenue and customer deposits	2,665	-
Due to related party	32,821	30,000
Total Current Liabilities	40,586	34,501

TOTAL LIABILITIES	40,586	34,501

Stockholders' Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.001 par value
no shares issued and outstanding	-	-
Common stock: 3,000,000,000 authorized; $0.001 par value
340,000,000 shares issued and outstanding, respectively	340,000	340,000
Capital deficiency	(230,000)	(260,000)
Accumulated deficit	(138,863)	(77,115)
Total Stockholders' Equity (Deficit)	(28,863)	2,885

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,723	$37,386

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM HOLDINGS, INC.
(Formerly AT PLAY VACATIONS, INC.)
Consolidated Statements of Operations

	Year Ended
	September 30,
	2015	2014

Revenues	$22,310	$45,476
Cost of sales	(9,936)	(23,132)
Gross Profit	12,374	22,344

Operating Expenses
Selling, general and administrative	24,741	73,214
Professional	49,381	24,092
Total operating expenses	74,122	97,306

Loss from operations	(61,748)	(74,962)

Provision for income taxes	-	-

Net loss	$(61,748)	$(74,962)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	340,000,000	312,984,800

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM HOLDINGS, INC.
(Formerly AT PLAY VACATIONS, INC.)
Consolidated Statement of Stockholders' Equity (Deficit)
Years Ended September 30, 2015 and 2014

	Preferred Stock		Common Stock		Capital	Accumulated
	Shares	Amount	Shares	Amount	Deficiency	Deficit	Total

Balance, September 30, 2013	-	$-	200,000,000	$200,000	$(190,000)	$(2,153)	$7,847

Stock issued for cash	-	-	140,000,000	140,000	(70,000)	-	70,000
Net loss						(74,962)	(74,962)

Balance, September 30, 2014	-	$-	340,000,000	$340,000	$(260,000)	$(77,115)	$2,885

Related party debt forgiven					30,000		30,000
Net loss						(61,748)	(61,748)

Balance, September 30, 2015	-	$-	340,000,000	$340,000	$(230,000)	$(138,863)	$(28,863)

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM HOLDINGS, INC.
(Formerly AT PLAY VACATIONS, INC.)
Consolidated Statements of Cash Flows

	Year Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,748)	$(74,962)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	32,821	-
Changes in operating assets and liabilities:
Accounts receivable and restricted cash	2,924	(3,720)
Prepaid expenses and other assets	(9,610)	3,850
Accounts payable	599	4,501
Deferred revenue and customer deposits	2,665	-
Net Cash Used in Operating Activities	(32,349)	(70,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term loan from related party	-	30,000
Proceeds from issuance of stock	-	70,000
Net Cash Provided By Financing Activities	-	100,000

Net increase (decrease) in cash and cash equivalents	(32,349)	29,669
Cash and cash equivalents, beginning of year	33,666	3,997
Cash and cash equivalents, end of year	$1,317	$33,666

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Related party debt forgiven to paid in capital	$30,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM HOLDINGS, INC.
(Formerly AT PLAY VACATIONS, INC.)
Notes to the Consolidated Financial Statements
September 30, 2015 and 2014

NOTE 1 -    ORGANIZATION AND DESCRIPTION OF BUSINESS

Axiom Holdings, Inc. (the "Company") is a Nevada corporation incorporated on August 7, 2013, as At Play Vacations, Inc.  It is based in Orlando, FL, USA.  The Company incorporated wholly-owned subsidiaries, Quality Resort Hotels, Inc. (“QRH”) in Florida on August 8, 2013 and Horizon Resources Co. Ltd (“Horizon”) in the Cayman Islands on September 7, 2015. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is September 30.

Effective September 16, 2015, the Company changed its name from "At Play Vacations, Inc.," to "Axiom Holdings, Inc."

The Company, through QRH, operates as a vacations company that books on-line travel.  The Company will offer low rates on rooms in popular resort destinations. A percentage of vacations booked will also translate into sales leads for select  real estate development partners.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.  The Company’s fiscal year end is September 30 and changed to December 31 on October 1, 2015.

Basis of Consolidation

These financial statements include the accounts of the Company and the wholly-owned subsidiaries, Quality Resort Hotels, Inc. and Horizon Resources Co. Ltd. All material intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $1,317 and $33,666 in cash and cash equivalents as at September 30, 2015 and 2014, respectively.

Restricted Cash

The Company is required to restrict a portion of cash, per the terms of our merchant account agreement, for potential credit card chargebacks. We are subject to a cash reserve of up to 10% on credit card charges processed, with funds held for seven to twelve months depending on our account activity. As at September 30, 2015 and 2014, the Company had $796 and $3,720 in restricted cash, respectively.

Accounts Receivable

The Company's accounts receivable consists of monies held in merchant accounts. The Company evaluates the collectability of its accounts receivable on an on-going basis and writes off the amount when it is considered to be uncollectible. As of September 30, 2015 and 2014, the Company had no accounts receivable, respectively.

Due to Related Party

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.

Financial Instruments

The Company follows ASC 820,"Fair Value Measurements and Disclosures," which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The Company's financial instruments consist principally of cash and restricted cash, prepaid expense, and accounts payable and accrued liabilities and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company's cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred. During the period ending September 30, 2015 and 2014, the Company incurred $7,919 and $56,882 on advertising expenses, respectively.

Share-based Expenses

ASC 718 "Compensation – Stock Compensation," prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

There were no share-based expenses for the years ended September 30, 2015 and 2014.

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

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at September 30, 2015 and 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

 In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 3 -  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2015, the Company has a net loss from operations of $61,748, and an accumulated deficit of $138,863. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2016.

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

NOTE 4 -  DUE TO RELATED PARTY

As of September 30, 2015 and 2014, the Company was obligated to an Officer, who is also a majority stockholder, for a non-interest bearing demand loan with a balance of $32,821 and $30,000, respectively.  On September 30, 2015, a non-interest bearing demand loan of $30,000, was forgiven by a former officer, which was written off and recorded as additional paid in capital.

During the year ended September 30, 2015, the officer paid accounts payable totaling $32,821.

NOTE 5 -  EQUITY

Preferred Stock

The Company has authorized 50,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as at September 30, 2015 and 2014.

Common Shares

The Company has authorized 3,000,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On August 31, 2015, the Company amended its Certificate of Incorporation, as amended, to effect a 20-to-1 stock split of its issued and outstanding shares of common stock. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

As of September 30, 2015 and 2014, the Company had 340,000,000 shares of common stock issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 6 -  PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	September 30, 2015	September 30, 2014
Income tax expense at statutory rate	$(20,994)	$(25,487)
Valuation allowance	20,994	25,487
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	September 30, 2015	September 30, 2014
NOL Carryover	$(47,213)	$26,218
Valuation allowance	47,213	(26,218)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $138,863 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Net operating loss carry forwards begin to expire in 2033.

Tax returns for the years ended 2013-2015 remain open to review by the IRS.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2015.  Based on this evaluation, our Chief Executive Officer and our Chief Financial officer concluded as of September 30, 2015, that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that our internal controls were not effective based on financial reporting as of September 30, 2015 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position Held with the Company	Age	Date First Elected or Appointed
Chua Seong Song 11637 Orpington St. Orland, FL 32817	President, Chief Executive Officer (CEO) and Director	53	August 17, 2015

Low Tuan Lee 11637 Orpington St. Orland, FL 32817	Chief Financial Officer (CFO), Treasurer and Director	36	August 17, 2015

Lim Wei Lin 11637 Orpington St. Orland, FL 32817	Secretary and Director	34	August 17, 2015

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

Chua Seong Seng

Mr. Chua is an Economist and has more than 20 years of experience in corporate finance specializing in property development and listing of companies in various stock exchanges in the world.

For the last 28 years, Mr. Chua has owned and operated a registered real estate agency and property consultancy firm located in Malaysia and with operations and clientele from Europe, South East Asia and the Middle East. Mr. Chua specializes in managing property and plantation structured corporate transactions, particularly in financing and marketing, including reverse take-overs.

Mr. Chua sits on the board for various construction companies from China seeking construction contracts in Malaysia.  Mr. Chua has assisted in listing companies on the Malaysian Stock Exchange, Singapore Stock Exchange, London Stock Exchange and the Frankfurt Stock Exchange.  From February 25, 2015 to December 12, 2015, Mr. Chua served as the CEO and a member of the Board of Directors of Imperial Planation Corporation, a U.S. public company trading on the OTCMarkets, under the symbol IMPC.

Lim Wei Lin

Ms. Lim is a graduate of RMIT University (Melbourne) Australia, where she obtained her Masters of Professional Accounting.  She also obtain her BA Honors degree, Business Administration from Plymouth University (Plymouth) England and a Diploma of Aesthetician from Top to Toe College (Penang) Malaysia.  Additionally, she attended Western Michigan University Business Foundation Program at Sunway College (K.L.) Malaysia.

Ms. Lim served as the sales and marketing manager of Techware Property Development Sdn Bhd (Penang) from December, 2003 through January 2007.  From May 2007 through May 2008, she served as the Senior Consultant Personal Assistant for New Careers Australia, in Melbourne, Australia.  Ms. Lim served as an account manager for Light Body Ventures of Shanghai, in Shanghai, China, from July 2009 through February 2010 and as the Branding and Marketing Manager of Brilliant & Consulting Group in Shanghai, China.  Since May 2012, she has been serving the Director of Marketing for DerySoft Co., Ltd in Shanghai, China.

Low Tuan Lee

Mr Low is a graduate of The University of Melbourne, Australia, and served as a business audit trainee with Earnest & Young, KL Malaysia from November, 2001 through December, 2001.  From April 2003 through May 2007, he served a Senior Actuarial Product Manager for American International Group, KL Malaysia.  Between June and December 2007, he served as the Senior Regional Actuarial Analyst for Metropolitan Life in Singapore.  Mr. Low served as the Senior Product Manager, Cash/Trade/FX & Changel, and from January 2008 through June 2012, and Head of Transaction Banking and Product Specialists, from July 2012 through March 2013, SME Banking, Standard Chartered Bank China Co Ltd (SCB).  Mr. Low is currently serving as the Director of Commercial Clients Shanghai, SCB China.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

Ms. Lim Wei Lin and Mr. Low Tuan Lee are married.

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

Our Code of Business Conduct and Ethics was filed as Exhibit 14.1 to our Annual Report on Form 10-K for fiscal year ended September 30, 2014. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Axiom Holdings, Inc., 11637 Orpington St, Orlando, FL 32817.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 2015 and 2014; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2015 and 2014, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chua Seong Seng(1) President, Chief Executive officer, and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Low Tuan Lee(1) Chief Financial Officer, Treasurer, and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Lim Wei Lin(1) Secretary and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Michael Hay(2) President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	7,700(4) 6,000(4)	7,700 6,000
Jake Martin(3) Secretary and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)
On August 17, 2015, Mr. Chua Seong Seng was appointed as the President, Chief Executive Officer and a director, Ms. Lim Wei Lin was appointed as Secretary and a director, and Mr. Low Tuan Lee was appointed as Chief Financial Officer, Treasurer and a director of the Company.  Ms. Lim Wei Lin and Mr. Low Tuan Lee are married.

(2)
Mr. Hay was appointed as a director, President, Chief Executive Officer, Chief Financial Officer, and Treasurer, of our company on August 7, 2013. Mr. Hay resigned from all of his positions effective August 17, 2015.

(3)	Mr. Martin was appointed as a director and as Secretary on August 7, 2013. Mr. Martin resigned from all of his positions effective August 17, 2015.

(4)	During the years ended September 30, 2015 and 2014, Mr. Hay received $7,700 and $6,000, respectively, for fees related to costs in developing our business.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended September 30, 2015.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended September 30, 2015.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2015, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 9, 2016 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)
Chua Seong Seng	100,000,000 common shares	29.4%
11637 Orpington St.	Direct ownership
Orlando, FL 32817
Jake Martin	50,000,000 common shares	14.7%
11637 Orpington St.	Direct ownership
Orlando, FL 32817
Jake Martin 11637 Orpington St. Orlando, FL 32817	50,000,000 common shares Direct ownership	14.7%
Directors and Executive Officers as a Group(1)	200,000,000 common shares	58.8%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 9, 2016. As of January 9, 2016 there were 340,000,000 shares of our company's common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

On August 17, 2015, a change in control of the Company occurred. On that date, Michael Hay and Jake Martin, our former officers and directors, sold their shares in a private transaction to three persons who are now officers, directors, employees or consultants of the Company. The shares sold represented an aggregate of 200,000,000 shares of the Company's Common Stock.

Michael Hay and Jake Martin, former directors, principal officers and principal shareholders of the Company ("Hay" and "Martin" respectively), were each respectively the record holder of 100,000,000 shares of Common Stock. After the sale of stock, Hay and Martin each had no further no ownership of any voting securities of the Company.

Other

The controlling shareholders, our officers and directors, have indicated that they have considered funding continuing operations during the development stage; however there is no written commitment to this effect and as of this filing no funds have been provided.  The Company is dependent upon the continued support. The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the management of the Company to use at no charge.

As of September 30, 2014, the Company was obligated to Mr. Hay, for a non-interest bearing demand loan with a balance of $30,000.  On September 30, 2015, Mr. Hay forgave this loan and it was recorded to additional paid in capital.

As of September 30, 2015, the Company was obligated to Mr. Chua, for a non-interest bearing demand loan with a balance of $32,821.

Director Independence

Our board of directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3)(iv) of Schedule 14A under the Exchange Act of 1934, as amended.

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended September, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	September 30, 2015	September 30, 2014
Audit Fees(1)	$12,200	$12,000
Audit Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-
Total	$12,200	$12,000

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

The following exhibits are included as part of this report:

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State.	S-1	3.1	May 14, 2014

3.2	By-Laws of Registrant.	S-1	3.2	May 14, 2014

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXIOM HOLDINGS, INC.
(Registrant)

Dated: January 20, 2016	/s/ Low Tuan Lee
Low Tuan Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 20, 2016	/s/ Chua Seong Seng
Chua Seong Seng
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: January 20, 2016	/s/ Low Tuan Lee
Low Tuan Lee
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Dated: January 20, 2016	/s/ Lim Wei Lin
Lim Wei Lin
Secretary and Director