Form 10-K/A
period 2015-09-30
AXIOM HOLDINGS, INC.
filed 2016-02-12
CIK 1584584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

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
Yes [X]     No [  ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant, as of March 31, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter was $7,700,000 based on the closing market price of $1.10.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

340,000,000 shares of common stock were issued and outstanding as of January 9, 2016

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Axiom Holdings, Inc. (the “Company”) is filing this Amendment no. 1 to its Form 10-K for the year ended September 30, 2015 originally filed with the Securities and Exchange Commission on January 20, 2016 (the “2015 Form 10-K”) solely for the purpose of correcting the aggregate market value of common stock information included on the 2015 Form 10-K cover page.

No items or disclosures appearing in the Company’s 2015 Form 10-K are affected by this filing other than the cover page disclosure.  This report on Form 10-K/A is as of the filing date of the 2015 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way.

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

The following exhibits are included as part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description
		Form	Exhibit	Filing Date
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State.	S-1	3.1	May 14, 2014

3.2	By-Laws of Registrant.	S-1	3.2	May 14, 2014

21.1	Subsidiaries of the Registrant.	10-K	21.1	January 20, 2016

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.	10-K	101.INS	January 20, 2016

101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	101.SCH	January 20, 2016

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	101.CAL	January 20, 2016

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	101.DEF	January 20, 2016

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	101.LAB	January 20, 2016

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	101.PRE	January 20, 2016

* Filed herewith. ** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXIOM HOLDINGS, INC.
(Registrant)

Dated: February 11, 2016	/s/ Low Tuan Lee
Low Tuan Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 11, 2016	/s/ Chua Seong Seng
Chua Seong Seng
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: February 11, 2016	/s/ Low Tuan Lee
Low Tuan Lee
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Dated: February 11, 2016	/s/ Lim Wei Lin
Lim Wei Lin
Secretary and Director