Form 10-KT
period 2015-12-31
AXIOM HOLDINGS, INC.
filed 2016-03-30
CIK 1584584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __________

or

[ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2015 to December 31, 2015

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
Yes [X]     No [  ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant, as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter was $7,700,000 based on the closing market price of $1.10.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

340,000,000 shares of common stock were issued and outstanding as of March 30, 2016

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE REGARDING THE TRANSITION PERIOD

We changed our fiscal year from September 30 to the calendar twelve months ending December 31, effective beginning with the year ended December 31, 2015.  As a result our current fiscal period was shortened from twelve months to a three-month transition period that ended on December 31, 2015.

When our financial results for the transition period in 2015 are compared to our financial results for the transition period in 2014 the results compare the three-month period from October 1, 2015 through December 31, 2015 to the financial results for the three-month period from October 1, 2014 through December 31, 2014.  The results for the three-month transition period ended December 31, 2014 are unaudited.

When financial results for our fiscal year ended September 30, 2015 are compared to financial results for our fiscal year ended September 30, 2014 the results compare our previously audited fiscal years, which were the twelve months ended September 30, 2015 and September 30, 2014, respectively.

Part I

Cautionary Note Regarding Forward-Looking Statements

This transition report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our  industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

All references in this transition report on Form 10-K to the "Company," "Axiom Holdings," “Axiom,” "we," "us" or "our" are to Axiom Holding, Inc. and our wholly-owned subsidiaries Quality Resort Hotels, Inc. and Horizon Resources Co. Ltd.

Item 1.     Business.

Business Development

Axiom Holdings, Inc. was incorporated in the State of Nevada on August 7, 2013.  Our fiscal year end is December 31.  The company's administrative address is, 11637 Orpington St, Orlando, FL 32817. The telephone number is (407) 412-6432.

Axiom had revenues of $2,665 and had a net loss of $20,540 for the three months ended December 31, 2015, and had $0 of cash on hand at December 31, 2015.  In addition to minimal revenues, we have relied upon the sale of our securities to investors and corporate officers and directors for funding.

On August 17, 2015, a change in control of the Company occurred. On that date, Michael Hay and Jake Martin, our officers and directors, sold their shares in a private transaction to three persons who are now officers, directors, employees or consultants of the Company. The shares sold represented an aggregate of 200,000,000 shares of the Company's Common Stock. On August 17, 2015, Chua Seong Seng was appointed as the President, Chief Executive Officer and a director, Lim Wei Lin was appointed as Secretary and a director, and Low Tuan Lee was appointed as Chief Financial Officer, Treasurer and a director of the Company.

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

On February 19, 2016, Chua Seong Seng resigned as Chief Executive Officer, President and as a director and Lim Wei Lin resigned as Secretary and as a director.

On February 19, 2016, Low Tuan Lee was appointed Chief Executive Officer and President, and will retain his position as Chief Financial Officer and director.

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

Number of Employees

Axiom has no employees, the officers and director are largely donating their time to the development of the company, and intend to do whatever work is necessary to bring us to viability.

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

As we are a public entity, subject to the reporting requirements of the Exchange Act, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs would be a minimum of $30,000 in the next year and will be higher, in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fees for reporting requirements and this could have a significant impact on future operating costs.  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

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

The following table sets forth the quarterly high and low bid prices for the common stock from November 5, 2014 to December 31, 2015.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended December 31, 2014	$1.10	$1.10
Quarter ended March 31, 2015	$1.10	$1.10
Quarter ended June 30, 2015	$1.10	$1.10
Quarter ended September 30, 2015	$1.10	$1.10
Quarter ended December 31, 2015	$1.10	$0.02

Holders

As of March 1, 2016, there were 13 stockholders of record and an aggregate of 340,000,000 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the three months ended December 31, 2015.

Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the three months ended December 31, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

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

The following table provides selected financial data about our company as of December 31, 2015 and September 30, 2015.

Balance Sheet Date	December 31, 2015	September 30, 2015
Cash	$-	$1,317
Total Assets	$5,000	$11,723
Total Liabilities	$54,403	$40,586
Stockholders' Deficit	$(49,403)	$(28,863)

Our cash decreased by $1,317 or 100%, primarily due to payment of the professional fees.  Our liabilities increased $13,817 or 34% due to an increase in accounts payable of $9,860, an increase due to related parties of 6,622 and a decrease in deferred revenue of $2,665.

The following table provides the results of operations for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015	2014

Revenue	$2,665	$6,005
Cost of revenue	2,110	3,221
Gross profit	555	2,784
Selling, general and administrative	5,128	3,149
Professional fees	15,967	19,325
Net operating loss	$20,540	$19,690

Our revenue and gross profit decreased in the three months ended December 31, 2015, as compared to the same period in 2014, due to decreased bookings.  The reason for the fewer bookings in 2015 over the same period in 2014, was an effort on the part of management to control costs and to try to generate profitable revenues.  The marketing and overhead costs in 2014 were excessive and generated a loss. Hence, management needed to reevaluate its methodology and prove that its business model could function more efficiently. Website services were reduced, along with the expense of third party website optimizers, and finally the expense of Google AdWords was curtailed. The result of these measures saw revenue decrease during the three months ended December 31, 2015, by $3,340 or 56%, as compared to the same period during 2014. Gross profit decrease during the three months ended December 31, 2015, by $2,229 or 80%, as compared to the same period during 2014. And during the three months ended December 31, 2015 we incurred selling, general and administrative fees of $5,128, compared to general and administrative fees of $3,149 during the same period ended December 31, 2014. The increase in administrative expenses by $1,979 or 63%, during the three months ended December 31, 2015, was primarily due to management fee of $1,249 and regulatory fees of $3,200. In terms of professional fees, in the three months ended December 31, 2015, we incurred fees of $15,967, compared to professional fees of $19,325 during the same period ended December 31, 2014. The decrease in professional fees for the three months ended December 31, 2015, of $3,358 or 17%, was generally related to a one-time fee of $12,000 for applying for DTC eligibility in 2014 and a $8,525 increase in accounting fee, as compared to 2014.  Our net loss from operations decreased $850 or 4% during the three months ended December 31, 2015.

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

The result of these measures saw revenue decrease during the year ended September 30, 2015, by $23,166 or 51%, as compared to the same period during 2014. Gross profit decreased during the year ended September 30, 2015, by $9,970 or 45%, as compared to the same period during 2014. And during the year ended September 30, 2015 we incurred selling, general and administrative fees of $24,741, compared to general and administrative fees of $73,214 during the same period ended September 30, 2014. The decrease in administrative expenses by $48,473 or 66%, during the year ended September 30, 2015, enabled us to book more efficiently and were able to reduce our loss from operations. The activity in 2014 included trial and error, while the activity in 2015 had much less trial, fewer errors, and greater efficiency. In terms of professional fees, in the year ended September 30, 2015, we incurred fees of $49,381, compared to professional fees of $24,092 during the same period ended September 30, 2014. The increase in professional fees for the year ended September 30, 2015, of $25,289 or 105%, was generally related to a one-time fee of $12,000 for applying for DTC eligibility and a $5,700 increase in reporting fees, as compared to 2014.  Our net loss from operations, due primarily to our cost cutting in advertising and selling expenses, decreased $13,214 or 18% year ended September 30, 2015.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of December 31, 2015 and September 30, 2014.

	December 31, 2015	September 30, 2015	Change

Current Assets	$5,000	$11,723	$(6,723)
Current Liabilities	$54,403	$40,586	$13,817
Working Deficiency	$(49,403)	$(28,863)	$(20,540)

Our working capital decreased as of December 31, 2015 as compared to September 30, 2015 due to an increase in accrued liabilities of $11,725 for accrued accounting fees, and a reduction in current assets by $6,723, due to a decrease in preaid expenses by $2,500, cash of $1,317, and credit card hold backs of $796.  For December 31, 2015, the Company’s assets only consisted of prepaid expenses of $5,000.

Cash Flows

	Three Months Ended December 31,
	2015	2014

Cash Flows Used in Operating Activities	$(1,317)	$(23,835)
Cash Flows Provided by (Used in) Investing Activities	-	-
Cash Flows Provided by Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$(1,317)	$(23,835)

	Year Ended September 30,
	2015	2014

Cash Flows Used in Operating Activities	$(32,349)	$(70,331)
Cash Flows Provided by (Used in) Investing Activities	-	-
Cash Flows Provided by Financing Activities	-	100,000
Net Increase (decrease) in Cash During Period	$(32,349)	$29,669

Cash Flows from Operating Activities

We have not generated positive cash flow from operating activities. For the three months ended December 31, 2015, cash used in operating activities was $1,327 consisting of a net loss of $20,540 which was reduced by a reduction in accounts receivable and restricted cash of $796, solely by proceeds received from restricted cash of $796, a decrease in prepaid expenses of $4,610 and an increase in accounts payable of $9,860, and was increased by an decrease in deferred revenue and customer deposits of $2,665. For the three months ended December 31, 2014, cash used in operating activities was $23,835 consisting of a net loss of $19,690 and was increased by an increase in accounts receivable and restricted cash, solely from an increase in restricted cash of $5,427, an increase in prepaid expenses of $1,980 and a decrease in accounts payable of $2,134 and reduced by an increase in deferred revenue and customer deposits of $5,395.

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

Cash Flows from Investing Activities

From inception (August 7, 2013) to December 31, 2015, we did not use any cash for investing activities.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity. For the three months ended December 31, 2015 and 2014, we did not generate any cash from financing activities.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $0 and $1,317 in cash and cash equivalents as at December 31, 2015, and September 30, 2015, respectively.

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

Item 8.      Financial Statements and Supplementary Data.

AXIOM HOLDINGS, INC.
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TRANSITIONAL PERIOD OCTOBER 1, 2015 TO DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Axiom Holdings, Inc. (Formerly At Play Vacations, Inc.)

We have audited the accompanying consolidated balance sheets of Axiom Holdings, Inc. (Formerly At Play Vacations, Inc.) (the Company) as of December 31, 2015, and the related consolidated statements of income, stockholders’ deficit, and cash flows for the three months ended December 31, 2015 and the years ended September 30, 2015 and 2014. Axiom Holdings, Inc.’s (Formerly At Play Vacations, Inc.) management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axiom Holdings, Inc. (Formerly At Play Vacations, Inc.) as of December 31, 2015 ,September 30, 2015 and 2014, and the results of its operations and its cash flows for the three months ended December 31, 2015 and the years ended September 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of December 31, 2015, the Company has a net loss from operations and accumulated losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 30, 2016

AXIOM HOLDINGS, INC.
Consolidated Balance Sheets

	As of	As of
	December 31,	September 30,
	2015	2015

ASSETS
Current Assets
Cash and cash equivalents	$-	$1,317
Restricted cash	-	796
Prepaid expenses	5,000	9,610
Total Current Assets	5,000	11,723

TOTAL ASSETS	$5,000	$11,723

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$14,960	$5,100
Deferred revenue and customer deposits	-	2,665
Due to related party	39,443	32,821
Total Current Liabilities	54,403	40,586

TOTAL LIABILITIES	54,403	40,586

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 3,000,000,000 authorized; $0.001 par value 340,000,000 shares issued and outstanding, respectively	340,000	340,000
Capital deficiency	(230,000)	(230,000)
Accumulated deficit	(159,403)	(138,863)
Total Stockholders' Deficit	(49,403)	(28,863)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,000	$11,723

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM HOLDINGS, INC.
Consolidated Statements of Operations

	Three Months Ended		Twelve Months Ended
	December 31,		September 30,
	2015	2014	2015	2014
		(Unaudited)

Revenues	$2,665	$6,005	$22,310	$45,476
Cost of sales	(2,110)	(3,221)	(9,936)	(23,132)
Gross Profit	555	2,784	12,374	22,344

Operating Expenses
Selling, general and administrative	5,128	3,149	24,741	73,214
Professional	15,967	19,325	49,381	24,092
Total operating expenses	21,095	22,474	74,122	97,306

Loss from operations	(20,540)	(19,690)	(61,748)	(74,962)

Provision for income taxes	-	-	-	-

Net loss	$(20,540)	$(19,690)	$(61,748)	$(74,962)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	340,000,000	340,000,000	340,000,000	312,984,000

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM HOLDINGS, INC.
Consolidated Statement of Stockholders' Deficit

	Preferred Stock		Common Stock		Capital	Accumulated
	Shares	Amount	Shares	Amount	Deficiency	Deficit	Total

Balance, September 30, 2014	-	$-	340,000,000	$340,000	$(260,000)	$(77,115)	$2,885

Related party debt forgiven	-	-	-	-	30,000	-	30,000
Net loss	-	-	-	-	-	(61,748)	(61,748)

Balance, September 30, 2015	-	-	340,000,000	340,000	(230,000)	(138,863)	(28,863)

Net loss	-	-	-	-	-	(20,540)	(20,540)

Balance, December 31, 2015	-	$-	340,000,000	$340,000	$(230,000)	$(159,403)	$(49,403)

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Three Months Ended		Twelve Months Ended
	December 31,		September 30,
	2015	2014	2015	2014
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,540)	$(19,690)	$(61,748)	$(74,962)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	6,622	-	32,821	-
Changes in operating assets and liabilities:
Accounts receivable and restricted cash	796	(5,426)	2,924	(3,720)
Prepaid expenses and other assets	4,610	(1,980)	(9,610)	3,850
Accounts payable	9,860	(2,134)	599	4,501
Deferred revenue and customer deposits	(2,665)	5,395	2,665	-
Net Cash Used in Operating Activities	(1,317)	(23,835)	(32,349)	(70,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term loan from related party	-	-	-	30,000
Proceeds from issuance of stock	-	-	-	70,000
Net Cash Provided By Financing Activities	-	-	-	100,000

Net increase (decrease) in cash and cash equivalents	(1,317)	(23,835)	(32,349)	29,669
Cash and cash equivalents, beginning of year	1,317	33,666	33,666	3,997
Cash and cash equivalents, end of year	$-	$9,831	$1,317	$33,666

Supplemental cash flow information
Cash paid for interest	$-	$-	$-	$-
Cash paid for taxes	$-	$-	$-	$-

Non-cash Investing and Financing Activities:
Related party debt forgiven			$30,000

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM HOLDINGS, INC.
Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Axiom Holdings, Inc. (the "Company") is a Nevada corporation incorporated on August 7, 2013, as At Play Vacations, Inc.  It is based in Orlando, FL, USA.  The Company incorporated wholly-owned subsidiaries, Quality Resort Hotels, Inc. (“QRH”) in Florida on August 8, 2013 and Horizon Resources Co. Ltd (“Horizon”) in the Cayman Islands on September 7, 2015. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and The Company’s fiscal year end is December 31.

Effective September 16, 2015, the Company changed its name from "At Play Vacations, Inc.," to "Axiom Holdings, Inc."

The Company, through QRH, had been operating as a vacations company that booked on-line travel.

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

On October 1, 2015, we changed our fiscal year from September 30 to December 31, effective beginning with the year ended December 31, 2015.  As a result our current fiscal period was shortened from twelve months to a three-month transition period that ended on December 31, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $0 and $1,317  in cash and cash equivalents as of December 31, 2015 and September 30, 2015, respectively.

Restricted Cash

The Company is required to restrict a portion of cash, per the terms of our merchant account agreement, for potential credit card chargebacks. We are subject to a cash reserve of up to 10% on credit card charges processed, with funds held for seven to twelve months depending on our account activity. As of December 31, 2015 and September 30, 2015, the Company had $0 and $796 in restricted cash, respectively.

Accounts Receivable

The Company's accounts receivable consists of monies held in merchant accounts. The Company evaluates the collectability of its accounts receivable on an on-going basis and writes off the amount when it is considered to be uncollectible. As of December 31, 2015 and September 30, 2015, the Company had no accounts receivable, respectively.

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

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred. During the three months ended December 31, 2015 and 2014, the Company incurred $177 and $2,261 on advertising expenses, respectively. During the twelve months ended September 30, 2015 and 2014, the Company incurred $7,919 and $56,882 on advertising expenses, respectively.

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

There were no share-based expenses for three months ended December 31, 2015 and 2014 and the twelve months ended September 30, 2015 and 2014.

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

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of December 31, 2015 and September 30, 2015, respectively.

Recent Accounting Pronouncements

During the fourth quarter of 2014, the Company adopted Accounting Standards Update ("ASU") 2014-08, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The adoption of this guidance has not had a material impact on the Company’s financial position, results of operations or cash flows.

During the first quarter of 2015, the company adopted FASB’s guidance on reporting discontinued operations and disclosures of disposals of components of an entity. This standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The adoption of this guidance has not had a material impact on its financial position, results of operations or cash flows.

During the fourth quarter of 2015, the Company adopted ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. The adoption of this guidance has not had a material impact on its financial position, results of operations or cash flows.

In November 2015, the FASB issued (ASU) 2015-17, “Balance Sheet Classification of Deferred Taxes.” Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

Recent Accounting Pronouncements Issued But Not Adopted as of December 31, 2015

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement –Period Adjustments.” Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2015, the Company has a net loss from operations of $20,540, and an accumulated deficit of $159,403. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended December 31, 2016.

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

NOTE 4 - DUE TO RELATED PARTY

As of December 31, 2015 and September 30, 2015, the Company was obligated to our Chief Executive Officer, who is also a significant stockholder, for a non-interest bearing demand loan with a balance of $39,443 and $32,821, respectively.  This officer subsequently resigned in February 2016, but still remains a significant shareholder in the Company.  On September 30, 2015, a non-interest bearing demand loan of $30,000, was forgiven by a former officer who resigned in August 2015, which was written off and recorded as additional paid in capital.

NOTE 5 - EQUITY

Preferred Stock

The Company has authorized 50,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of December 31, 2015 and September 30, 2015.

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

As of December 31, 2015 and September 30, 2015, the Company had 340,000,000 shares of common stock issued and outstanding.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31, 2015	September 30, 2015
Income tax expense at statutory rate	$(6,984)	$(20,994)
Valuation allowance	6,984	20,994
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2015	September 30, 2015
NOL Carryover	$54,197	$47,213
Valuation allowance	(54,197)	(47,213)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $159,403 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Net operating loss carry forwards begin to expire in 2033.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2015.  Based on this evaluation, our Chief Executive Officer and our Chief Financial officer concluded as of December 31, 2015, that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that our internal controls were not effective based on financial reporting as of December 31, 2015 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position Held with the Company	Age	Date First Elected or Appointed
Low Tuan Lee 11637 Orpington St. Orland, FL 32817	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Secretary, Treasurer and Director	36	August 17, 2015

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

Low Tuan Lee

Mr Low is a graduate of The University of Melbourne, Australia, and served as a business audit trainee with Ernst & Young, KL Malaysia from November, 2001 through December, 2001.  From April 2003 through May 2007, he served a Senior Actuarial Product Manager for American International Group, KL Malaysia.  Between June and December 2007, he served as the Senior Regional Actuarial Analyst for Metropolitan Life in Singapore.  Mr. Low served as the Senior Product Manager, Cash/Trade/FX & Changel, and from January 2008 through June 2012, and Head of Transaction Banking and Product Specialists, from July 2012 through March 2013, SME Banking, Standard Chartered Bank China Co Ltd (SCB).  Mr. Low is currently serving as the Director of Commercial Clients Shanghai, SCB China.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

None.

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

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the period ended December 31, 2015 and 2014, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Low Tuan Lee(1)(3) President, Chief Executive officer, Chief Financial Officer, Secretary, Treasuer, and Director (principal executive, financial, and accounting officer)	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Chua Seong Seng(2) President, Chief Executive Officer, and Director (principal executive officer)	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Lim Wei Lin(2),(3) Secretary and Director	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Michael Hay(4) President, CEO, CFO, Treasurer and Director	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	8,949 6,000	8,949 6,000
Jake Martin(5) Secretary and Director	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)
On August 17, 2015, Mr. Low Tuan Lee was appointed as Chief Financial Officer, Treasurer and a director of the Company, and on February 19, 2016 he was also appointed as the Chief Executive Officer and President.

(2)
On August 17, 2015, Mr. Chua Seong Seng was appointed as the President, Chief Executive Officer (principal executive officer) and a director, Ms. Lim Wei Lin was appointed as Secretary and a director. On February 19, 2016, Mr. Chua and Ms. Lin resigned from their officer and director positions.

(3)	Ms. Lim Wei Lin and Mr. Low Tuan Lee are married.
(4)
Mr. Hay resigned from his officer and director positions at the Company on August 17, 2015. He previously held the positions of President, Chief Executive Officer, Chief Financial Officer, and treasurer (principal executive officer and principal financial and accounting officer) since inception of the Company.

(5)	Mr. Martin resigned from his officer and director positions at the Company on August 17, 2015. He previously held the position as Secretary since inception of the Company.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the period ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the period ended December 31, 2015.

Option Exercises and Stock Vested

During our fiscal period ended December 31, 2015, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2016 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Low Tuan Lee(2)	50,000,000 common shares	14.7%
11637 Orpington St.	Direct ownership
Orlando, FL 32817
Directors and Executive Officers as a Group(1)	50,000,000 common shares	14.7%
Chua Seong Seng(3)	100,000,000 common shares	29.4%
11637 Orpington St.	Direct ownership
Orlando, FL 32817
Lim Wei Lin(3)(4) 11637 Orpington St. Orlando, FL 32817	50,000,000 common shares Direct ownership	14.7%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 30, 2016. As of March 30, 2016 there were 340,000,000 shares of our company's common stock issued and outstanding.

(2)
On August 17, 2015, Mr. Low Tuan Lee was appointed as Chief Financial Officer, Treasurer and a director of the Company and on February 19, 2016 he was also appointed as the Chief Executive Officer and President.

(3)
On August 17, 2015, Mr. Chua Seong Seng was appointed as the President, Chief Executive Officer and a director, Ms. Lim Wei Lin was appointed as Secretary and a director. On February 19, 2016, Mr. Chua and Ms. Lim resigned from their positions.

(4)	Ms. Lim Wei Lin and Mr. Low Tuan Lee are married.

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

As of December 31, 2015, the Company was obligated to Mr. Chua, for a non-interest bearing demand loan with a balance of $39,443.

Director Independence

Our board of directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3)(iv) of Schedule 14A under the Exchange Act of 1934, as amended.

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for the transition period ended December 31, 2015, and our most recently completed fiscal years ended September, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our transition and annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Three Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2015	September 30, 2015	September 30, 2014
Audit Fees(1)	$3,000	$16,000	$12,000
Audit Related Fees(2)	$-	$-	$-
Tax Fees(3)	$-	$-	$-
All Other Fees(4)	$-	$-	$-
Total	$3,000	$16,000	$12,000

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

Exhibits

In reviewing the agreements included as exhibits to this trasition report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this transition report on Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

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

AXIOM HOLDINGS, INC.
(Registrant)

Dated: March 30, 2016	/s/ Low Tuan Lee
Low Tuan Lee
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2016	/s/ Low Tuan Lee
Low Tuan Lee
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive, Financial and Accounting Officer)