Form 10-Q
period 2016-03-31
AXIOM HOLDINGS, INC.
filed 2016-05-19
CIK 1584584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-195950

AXIOM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3389613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11637 Orpington St., Orlando, FL
(Address of principal executive offices) (Zip Code)

(407) 412-6432
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

As of May 13, 2016 there were 340,000,000 shares of the issuer's common stock, par value $0.001, issued and outstanding.

AXIOM HOLDINGS, INC.

FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2016
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on March 30, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

AXIOM HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2016

(UNAUDITED)

AXIOM HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	As of	As of
	March 31	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Prepaid expenses	2,500	5,000
Total Current Assets	2,500	5,000

TOTAL ASSETS	$2,500	$5,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$13,037	$14,960
Due to related party	49,443	39,443
Total Current Liabilities	62,480	54,403

TOTAL LIABILITIES	62,480	54,403

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 3,000,000,000 authorized; $0.001 par value 340,000,000 shares issued and outstanding, respectively	340,000	340,000
Capital deficiency	(230,000)	(230,000)
Accumulated deficit	(169,980)	(159,403)
Total Stockholders' Deficit	(59,980)	(49,403)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,500	$5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXIOM HOLDINGS, INC
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$-	$-

Operating Expenses
Selling, general and administrative	2,500	244
Professional fees	8,077	7,417
Total operating expenses	10,577	7,661

Loss Before Provision for Income Taxes	(10,577)	(7,661)

Provision for income taxes	-	-

Loss from Continued Operation	(10,577)	(7,661)

Income from Discontinued Operation	-	1,171

Net Loss	$(10,577)	$(6,490)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	340,000,000	340,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXIOM HOLDINGS, INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,577)	$(6,490)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	10,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,500	-
Accounts payable	(1,923)	3,049
Deferred revenue and customer deposits	-	-
Net Cash Used in Continuing Operating Activities	-	(3,441)

Net Cash Provided by Discontinued Operating Activities	-	3,152

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Cash Provided By Financing Activities	-	-

Net increase (decrease) in cash and cash equivalents	-	(289)
Cash and cash equivalents, beginning of year	-	9,831
Cash and cash equivalents, end of year	$-	$9,542

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXIOM HOLDINGS, INC
Notes to the Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

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

Effective September 16, 2015, the Company changed its name from "At Play Vacations, Inc.," to "Axiom Holdings, Inc."

The Company, through QRH, had been operating as a vacations company that booked on-line travel. As of March 31, 2016, QRH has been classified as a discontinued operation.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-KT, for the year ended December 31, 2015, as filed with the SEC on March  30, 2016.

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
Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

Accounts Receivable

The Company's accounts receivable consists of monies held in merchant accounts. The Company evaluates the collectability of its accounts receivable on an on-going basis and writes off the amount when it is considered to be uncollectible. As of March 31, 2016 and December 31, 2015, the Company had no accounts receivable, respectively.

Due to Related Party

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company recognizes revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred.  During the period ended March 31, 2016 and 2015, the Company incurred $0 and $6,667 on advertising expenses, respectively.

Share-based Expenses

ASC 718 “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity–Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ended March 31, 2016 or March 31, 2015.

Net Loss per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2016.

Discontinued Operations

The Company follows ASC 205-20, “Discontinued Operations,” to report for disposed or discontinued operations.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2016, the Company has a net loss from operations of $10,577 and an accumulated deficit of $169,980. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – DUE TO RELATED PARTY

As of March 31, 2016, and December 31, 2015, the Company was obligated to our then Chief Executive Officer, who is also a significant stockholder, for a non-interest bearing demand loan with a balance of $49,433, and $39,443, respectively.  This officer subsequently resigned in February 2016, but still remains a significant shareholder in the Company.

NOTE 5 - DISCONTINUED OPERATIONS

The Company originally intended to be involved in the business of on-line travel and vacation booking.  Based on management’s analysis of the current operations, expected growth, and opportunities in the sector, in April 2016, the Company has determined to discontinue operations related to on-line travel booking which was performed under the Company’s subsidiary Quality Resort Hotels, Inc.  The discontinued operation is currently in the process of legal dissolution.

As the operations of Quality Resort Hotels, Inc. have been discontinued, the Company has excluded results of the operations from its Consolidated Statement of Operations.

The discontinued operations did not have any assets or liabilities as of March 31, 2016 or December 31, 2015.  During the three month period ended March 31, 2016 and 2015, the discontinued operations consisted of the following:

	Three Months Ended
	March 31,
	2016	2015
Revenues	$-	$14,581
Cost of sales	-	6,061
Gross Profit	-	8,520

Operating Expenses
Selling, general and administrative	-	6,449
Professional	-	900
Total operating expenses	-	7,349

Income from Discontinued Operations	$-	$1,171

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

All references in this Form 10-Q to the "we," "us," "our", "Axiom Holdings, Inc.", "Axiom", and "Company" are to Axiom Holdings Inc., Inc. and our wholly owned subsidiary Quality Resort Hotels, Inc..

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

 Description of Business

Axiom Holdings, Inc. (the "Company") is a Nevada corporation incorporated on August 7, 2013, as At Play Vacations, Inc.  It is based in Orlando, FL, USA.  The Company incorporated wholly-owned subsidiaries, Quality Resort Hotels, Inc. (“QRH”) in Florida on August 8, 2013 and Horizon Resources Co. Ltd (“Horizon”) in the Cayman Islands on September 7, 2015. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and The Company’s fiscal year end is December 31.  The company's administrative address is, 11637 Orpington St., Orlando, FL 32817. The telephone number is 407-412-6432.

Effective September 16, 2015, the Company changed its name from "At Play Vacations, Inc.," to "Axiom Holdings, Inc."  Based on management’s analysis of the current operations, expected growth, and opportunities in the sector, in April, 2016, the Company has determined to discontinue operations related to on-line travel booking which was performed under the Company’s subsidiary Quality Resort Hotels, Inc.
The Company, through QRH, had been operating as a vacations company that booked on-line travel. As of March 31, 2016, QRH has been classified as a discontinued operation.
Axiom has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.  Axiom, its directors, officers, affiliates and promoters, have not entered into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

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

The following table provides selected financial data about our company as of March 31, 2016, and December 31, 2015.

Balance Sheet Date	March 31, 2016	December 31, 2015
Cash	$-	$-
Total Assets	$2,500	$5,000
Total Liabilities	$62,480	$54,403
Stockholders' Deficit	$(59,980)	$(49,403)

The Company did not have a cash balance at either March 31, 2016 or December 31, 2015.  Total assets decreased by 50%, $2,500, due to usage of prepaid expenses. Our total liabilities increased $8,077 or 15% due to an increase in amounts due to a related party of $10,000, offset by a decrease in accounts payable and accrued liabilities of $1,923.

The following table provides the results of operations for the Three months Ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Selling, general and administrative	2,500	244
Professional fees	8,077	7,417
Net operating loss from continuing operations	$(10,577)	$(7,661)
Income from Discontinued Operation	-	1,171
Net Loss	$(10,577)	$(6,490)

The Company had no revenue and gross profits for the three months ended March 31, 2016 and 2015.

Selling, general, and administrative fees of $2,500 for the three months ended March 31, 2016 relate to quarterly regulatory OTC fees.  For the period ending March 31, 2015, selling, general and administrative fees included banking charges, office supplies, and postage fees.

Professional fees increased by $660, or 9%, from March 31, 2016 compared to 2015.  Professional fees include accounting, legal, and consulting fees.

The Company had no profit or operating expenses related to the Discontinued Operation for the three month period ending March 31, 2016.  The discontinued operation, for the three months ended March 31, 2015 generated $14,581 of revenues, $6,061 Cost of Goods Sold, resulting in Gross Profits of $8,520.  Selling, general, and administrative expenses related to the discontinued operation for the three months ended March 31, 2015, was $6,449, while professional fees for the same period were $900, resulting in total operating expense from discontinued operations of $7,349.  Total income from the Discontinued Operations was $0 and $1,171 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015	Change

Current Assets	$2,500	$5,000	$(2,500)
Current Liabilities	$62,480	$54,403	$8,077
Working Capital (Deficiency)	$(59,980)	$(49,403)	$(10,577)

Our working capital decreased as of March 31, 2016 as compared to December 31, 2015, due to usage of prepaid expenses of $2,500, an increase of Due to related party of $10,000, offset by a decrease in accounts payable of $1,923.
Cash Flows

	For the Three Months Ended March 31,
	2016	2015

Cash Flows Used in Operating Activities	$-	$(289)
Cash Flows Provided by (Used in) Investing Activities	-	-
Cash Flows Provided by Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$(289)

Cash Flows from Operating Activities

We have not generated positive cash flow from operating activities. For the three month period ended March 31, 2016, cash used in operating activities was $0, consisting of a net loss of $10,577 which was increased through expenses paid by a related party of $10,000; $2,500 increase due to changes in prepaid expenses; less $1,923 from a decrease in accounts payable.

For the three month period ending March 31, 2015, cash used in operating activities was $289; consisting of a net loss of $7,661, offset by $3,049 generated from the change in accounts payable, and $4,323 cash provided by operating activities from discontinued operations.

Cash Flows from Investing Activities

For the periods ended March 31, 2016, and 2015, we did not use any cash for investing activities.

Cash Flows from Financing Activities

For the three month periods ending March 31, 2016, and 2015, we did not generate any cash from financing activities.

Going Concern

Our auditors have issued a going concern opinion on our year-end financial statements ended March 31, 2016.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, due to our limited number of officers and members of the Board of Directors, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

Not applicable.

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

AXIOM HOLDINGS, INC.
(Registrant)

Dated: May 19, 2016	/s/ Low Tuan Lee
Low Tuan Lee
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)