Form 10-Q
period 2016-06-30
AXIOM HOLDINGS, INC.
filed 2016-08-12
CIK 1584584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-195950

AXIOM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3389613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11637 Orpington St., Orlando, FL
(Address of principal executive offices) (Zip Code)

(407) 412-6432
(Registrant's telephone number, including area code)

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 12, 2016 there were 340,000,000 shares of the issuer's common stock, par value $0.001, issued and outstanding.

AXIOM HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report, on Form 10-KT, as filed with the SEC on March 30, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

AXIOM HOLDINGS, INC.

INDEX TO CONDENSDED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2016

(UNAUDITED)

Axiom Holdings Inc.
Condensed Consolidated Balance Sheets

	As of	As of
	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Prepaid expenses	$10,000	$5,000
Total Current Assets	10,000	5,000

TOTAL ASSETS	$10,000	$5,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$11,705	$14,960
Due to related party	66,560	39,443
Total Current Liabilities	78,265	54,403

TOTAL LIABILITIES	78,265	54,403

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 3,000,000,000 authorized; $0.001 par value 340,000,000 shares issued and outstanding, respectively	340,000	340,000
Capital deficiency	(230,000)	(230,000)
Accumulated deficit	(178,265)	(159,403)
Total Stockholders' Deficit	(68,265)	(49,403)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,000	$5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axiom Holdings Inc.
Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative	2,500	3,301	5,000	3,544
Professional fees	5,785	6,621	13,862	14,038
Total operating expenses	8,285	9,922	18,862	17,582

Loss Before Provision for Income Taxes	(8,285)	(9,922)	(18,862)	(17,582)

Provision for income taxes	-	-	-	-

Loss from Continued Operations	(8,285)	(9,922)	(18,862)	(17,582)

Loss from Discontinued Operations	-	(2,214)	-	(1,043)

Net Loss	$(8,285)	$(12,136)	$(18,862)	$(18,625)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	340,000,000	340,000,000	340,000,000	340,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Axiom Holdings Inc.
Condensded Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,862)	$(18,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	27,117	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,000)	(10,000)
Accounts payable	(3,255)	20,044
Net Cash Used in Continuing Operating Activities	-	(8,581)

Net Cash Provided by Discontinued Operating Activities	-	1,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Cash Provided By Financing Activities	-	-

Net decrease in cash and cash equivalents	-	(6,951)
Cash and cash equivalents, beginning of period	-	9,831
Cash and cash equivalents, end of period	$-	$2,880

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXIOM HOLDINGS, INC

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Axiom Holdings, Inc. (the "Company") is a Nevada corporation incorporated on August 7, 2013, as At Play Vacations, Inc. It is based in Orlando, FL, USA. The Company incorporated wholly-owned subsidiaries, Quality Resort Hotels, Inc. ("QRH") in Florida on August 8, 2013 and Horizon Resources Co. Ltd ("Horizon") in the Cayman Islands on September 7, 2015. On June 23, 2016, QRH was legally dissolved with the state of FL (see note 5). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and The Company's fiscal year end is December 31.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KT, for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.

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

Basis of Consolidation

These financial statements include the accounts of the Company and the wholly-owned subsidiary, Horizon Resources Co. Ltd. All material intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash and cash equivalents as of June 30, 2016 and December 31, 2015.

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

The Company's financial instruments consist principally of cash, prepaid expenses, and accounts payable and accrued liabilities and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company's cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Discontinued Operations

The Company follows ASC 205-20, "Discontinued Operations," to report for disposed or discontinued operations.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2016, the Company has a net loss from operations of $18,862 and an accumulated deficit of $178,265. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

NOTE 4 - DUE TO RELATED PARTY

As of June 30, 2016, and December 31, 2015, the Company was obligated to our former Chief Executive Officer, who is also a significant stockholder, for a non-interest bearing demand loan with a balance of $66,560 and $39,443, respectively. This officer resigned in February 2016, but still remains a significant shareholder in the Company.

NOTE 5 - DISCONTINUED OPERATIONS

The Company originally intended to be involved in the business of on-line travel and vacation booking.  Based on management's analysis of the current operations, expected growth, and opportunities in the sector, in April, 2016, the Company has determined to discontinue operations related to on-line travel booking which was performed under the Company's subsidiary Quality Resort Hotels, Inc.  Effective June 23, 2016, Quality Resor Hotels, Inc., was legally dissolved with the State of Florida.

As the operations of Quality Resort Hotels, Inc. have been discontinued and the company legally dissolved, the Company has excluded results of the operations from its Consolidated Statement of Operations.

The discontinued operations did not have any assets or liabilities as of June 30, 2016 or December 31, 2015.  During the six month period ended June 30, 2016 and 2015, the discontinued operations consisted of the following:

	Six Months Ended
	June 30,
	2016	2015

Revenues	$-	$16,305
Cost of sales	-	6,715
Gross Profit	-	9,590

Operating Expenses
Selling, general and administrative	-	9,733
Professional	-	900
Total operating expenses	-	10,633
Loss from Discontinued Operations	$-	$(1,043)

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no other events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Transition Report on Form 10-KT, as filed on March 30, 2016. You should carefully review the risks described in our Transition Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Description of Business

Axiom Holdings, Inc. (the "Company") is a Nevada corporation incorporated on August 7, 2013, as At Play Vacations, Inc. It is based in Orlando, FL, USA. The Company incorporated wholly-owned subsidiaries, Quality Resort Hotels, Inc. ("QRH") in Florida on August 8, 2013 and Horizon Resources Co. Ltd ("Horizon") in the Cayman Islands on September 7, 2015. On June 23, 2016, QRH was legally dissolved with the state of FL. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and The Company's fiscal year end is December 31. The company's administrative address is, 11637 Orpington St., Orlando, FL 32817. The telephone number is 407-412-6432.

Effective September 16, 2015, the Company changed its name from "At Play Vacations, Inc.," to "Axiom Holdings, Inc." Based on management's analysis of the current operations, expected growth, and opportunities in the sector, in April, 2016, the Company has determined to discontinue operations related to on-line travel booking which was performed under the Company's subsidiary Quality Resort Hotels, Inc. The company was legally dissolved on June 23, 2016 with the state of Florida.

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

The following table provides selected financial data about our company as of June 30, 2016, and December 31, 2015.

Balance Sheet Date	June 30, 2016	December 31, 2015
Cash	$-	$-
Total Assets	$10,000	$5,000
Total Liabilities	$78,265	$54,403
Stockholders' Deficit	$(68,265)	$(49,403)

The Company did not have a cash balance at either June 30, 2016 or December 31, 2015. Total assets increased by 100% or $5,000, due to an increase in prepaid expenses. Our total liabilities increased $23,862 or 44% due to an increase in amounts due to related party of $27,117, offset by a decrease in accounts payable and accrued liabilities of $3,255.

The following table provides the results of operations for the Three Months Ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Selling, general and administrative	2,500	3,301
Professional fees	5,785	6,621
Net operating loss	$(8,285)	$(9,922)
Loss from Discontinued Operation	-	(2,214)
Net Loss	$(8,285)	$(12,136)

The Company had no revenue and gross profits for the three months ended June 30, 2016 and 2015.

Selling, general, and administrative fees of $2,500 for the three months ended June 30, 2016 relate to quarterly regulatory OTC fees. For the period ending June 30, 2015, selling, general and administrative fees included banking charges, office supplies, and postage fees.

Professional fees decreased by $836, or 13%, for three months ended June 30, 2016 compared to 2015. Professional fees include accounting, legal, and consulting fees.

The Company had no operating profit or operating expenses related to the discontinued operations for the three months ended June 30, 2016. The discontinued operations, for the three months ended June 30, 2015, generated $1,724 of revenues, $654 Cost of Goods Sold, resulting in Gross Profits of $1,070. Selling, general, and administrative expenses related to the discontinued operation for the three months ended June 30, 2015, was $3,284. Total loss from the discontinued operations was $0 and $2,214 for the three months ended June 30, 2016 and 2015, respectively.

The following table provides the results of operations for the Six Months Ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Selling, general and administrative	5,000	3,544
Professional fees	13,862	14,038
Net operating loss from continuing operations	$(18,862)	$(17,582)
Loss from Discontinued Operation	-	(1,043)
Net Loss	$(18,862)	$(18,625)

The Company had no revenue and gross profits for the six months ended June 30, 2016 and 2015.

Selling, general, and administrative fees of $5,000 for the six months ended June 30, 2016 relate to quarterly regulatory OTC fees. For the six months ended June 30, 2015, selling, general and administrative fees included banking charges, office supplies, and postage fees.

Professional fees decreased by $176, or 1%, for six months ended June 30, 2016 compared to 2015. Professional fees include accounting, legal, and consulting fees.

The Company had no operating profit or operating expenses related to the discontinued operations for the six months ended June 30, 2016. The discontinued operation, for the six months ended June 30, 2015 generated $16,305 of revenues, $6,715 Cost of Goods Sold, resulting in Gross Profits of $9,590. Selling, general, and administrative expenses related to the discontinued operation for the six months ended June 30, 2015, was $9,733, while professional fees for the same period were $900, resulting in total operating expense from discontinued operations of $10,633. Total loss from the Discontinued Operations was $0 and $1,043 for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Financial Condition

Working Capital (Deficiency)

The following table provides selected financial data about our company as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015

Current Assets	$10,000	$5,000
Current Liabilities	$78,265	$54,403
Working Deficiency	$(68,265)	$(49,403)

Our working deficiency increased $18,862 as of June 30, 2016 as compared to December 31, 2015, due to an increase of Due to related party of $27,117, offset by an increase in prepaid expenses of $5,000 and a decrease in accounts payable of $3,255.

Cash Flows

	For the Six Months Ended
	June 30,
	2016	2015

Cash Flows Used in Operating Activities	$-	$(6,950)
Cash Flows Provided by Investing Activities	-	-
Cash Flows Provided by Financing Activities	-	-
Net Decrease in Cash During Period	$-	$(6,950)

Cash Flows from Operating Activities

We have not generated positive cash flow from operating activities. For the six months ended June 30, 2016, cash used in operating activities was $0, consisting of a net loss of $18,862 which was increased through expenses paid by a related party of $27,117; less $5,000 increase due to changes in prepaid expenses; less $3,255 from a decrease in accounts payable.

For the six months ended June 30, 2015, cash used in operating activities was $6,950; consisting of a net loss of $18,625, which was increased by an increase in prepaid expenses of $10,000, offset by $20,045 generated from the change in accounts payable, and $1,630 cash provided by operating activities from discontinued operations.

Cash Flows from Investing Activities

For the six months ended June 30, 2016, and 2015, we did not use any cash for investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2016, and 2015, we did not generate any cash from financing activities.

Going Concern

Our auditors have issued a going concern opinion on our year-end financial statements ended December 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, due to our limited number of officers and members of the Board of Directors, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

____________

* Filed herewith.

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

AXIOM HOLDINGS, INC.
(Registrant)

Dated: August 12, 2016	By:	/s/ Low Tuan Lee
Low Tuan Lee
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)

