Form 10-Q
period 2016-09-30
AXIOM HOLDINGS, INC.
filed 2016-11-09
CIK 1584584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-197094

AXIOM HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-3389613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room C, 15/F., Ritz Plaza, 122 Austin Road, Tsimshatsui, Kowloon, Hong Kong
(Address of Principal Executive Offices)	(Zip Code)

(407) 412-6432

(Registrant’s Telephone Number, Including Area Code)

11637 Orpington St., Orlando, FL  32817

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

As of November 9, 2016, there were 340,000,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

AXIOM HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report includes forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our future revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by potential future customers; general economic conditions. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on January 20, 2016.

You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AXIOM HOLDINGS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

(UNAUDITED)

AXIOM HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Prepaid expenses	$7,500	$5,000
Total Current Assets	7,500	5,000
TOTAL ASSETS	$7,500	$5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$20,160	$14,960
Due to related party	66,560	39,443
Total Current Liabilities	86,720	54,403

TOTAL LIABILITIES	86,720	54,403

Stockholders’ Deficit
Preferred stock: 50,000,000 authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 3,000,000,000 authorized; $0.001 par value 340,000,000 shares issued and outstanding, respectively	340,000	340,000
Capital deficiency	(230,000)	(230,000)
Accumulated deficit	(189,220)	(159,403)
Total Stockholders’ Deficit	(79,220)	(49,403)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,500	$5,000

The accompanying notes are an integral part of these interim financial statements.

AXIOM HOLDINGS, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
Selling, general and administrative	2,500	2,797	7,500	6,341
Professional fees	8,455	15,118	22,317	29,156
Total operating expenses	10,955	17,915	29,817	35,497

Loss Before Provision for Income Taxes	(10,955)	(17,915)	(29,817)	(35,497)

Provision for income taxes	-	-	-	-

Loss from Continued Operations	(10,955)	(17,915)	(29,817)	(35,497)

Loss from Discontinued Operations	-	(5,517)	-	(6,559)
Net Loss	$(10,955)	$(23,432)	$(29,817)	$(42,056)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	340,000,000	340,000,000	340,000,000	340,000,000

The accompanying notes are an integral part of these interim financial statements.

AXIOM HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,817)	$(35,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by a related party	27,117	32,820
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,500)	(7,500)
Accounts payable	5,200	2,341
Net Cash Used in Continuing Operating Activities	-	(7,836)

Net Cash Used in Discontinued Operating Activities	-	(678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Cash Provided By Financing Activities	-	-

Net decrease in cash and cash equivalents	-	(8,514)
Cash and cash equivalents, beginning of period	-	9,831
Cash and cash equivalents, end of period	$-	$1,317

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these interim financial statements.

AXIOM HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Axiom Holdings, Inc. (the “Company”) is a Nevada corporation incorporated on August 7, 2013, as At Play Vacations, Inc. It is based in Kowloon, Hong Kong. The Company incorporated wholly-owned subsidiaries, Quality Resort Hotels, Inc. (“QRH”) in Florida on August 8, 2013 and Horizon Resources Co. Ltd (“Horizon”) in the Cayman Islands on September 7, 2015. On June 23, 2016, QRH was legally dissolved with the state of FL (see note 5). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and The Company’s fiscal year end is December 31.

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

Basis of Presentation

The Consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash and cash equivalents as of September 30, 2016 and December 31, 2015.

Due to Related Party

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

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

The Company’s financial instruments consist principally of cash, prepaid expenses, and accounts payable and accrued liabilities and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company’s cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has a net loss from operations of $29,817 for the nine months ended September 30, 2016 and an accumulated deficit of $189,220 as of September 30, 2016. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

NOTE 4 - DUE TO RELATED PARTY

As of September 30, 2016, and December 31, 2015, the Company was obligated to our then Chief Executive Officer, who is also a significant stockholder, for a non-interest bearing demand loan with a balance of $66,560 and $39,443, respectively. This officer subsequently resigned in February 2016, but still remains a significant shareholder in the Company.

NOTE 5 - DISCONTINUED OPERATIONS

The Company originally intended to be involved in the business of on-line travel and vacation booking. Based on management’s analysis of the current operations, expected growth, and opportunities in the sector, in April, 2016, the Company has determined to discontinue operations related to on-line travel booking which was performed under the Company’s subsidiary Quality Resort Hotels, Inc. Effective June 23, 2016, Quality Resort Hotels, Inc., was legally dissolved with the State of Florida.

As the operations of Quality Resort Hotels, Inc. have been discontinued and the company legally dissolved, the Company has excluded results of the operations from its Consolidated Statement of Operations.

The discontinued operations did not have any assets or liabilities as of September 30, 2016 or December 31, 2015. During the nine month period ended September 30, 2016 and 2015, the discontinued operations consisted of the following:

	Nine Months Ended
	September 30,
	2016	2015
Revenues	$-	$16,305
Cost of sales	-	6,715
Gross Profit	-	9,590

Operating Expenses
Selling, general and administrative	-	15,250
Professional	-	900
Total operating expenses	-	16,150
Loss from Discontinued Operations	$-	$(6,560)

NOTE 6 - SUBSEQUENT EVENTS

As filed in a Form 8K on October 10, 2016, with the Securities and Exchange Commission:

On October 10, 2016, the Company appointed Curtis Riley as the Company’s Chief Executive Officer and Chief Financial Officer to succeed Low Tuan Lee who resigned those positions with the Company. In addition, Mr. Riley has been appointed as a member of the Company’s Board of Directors. Mr. Lee had no disagreements with the Company.

Share Exchange Agreement

On October 10, 2016, the Company entered into a Share Exchange Agreement (the “Agreement”) with CJC Holdings, Ltd., a Hong Kong corporation (together with its subsidiaries, “CJC”) and the two shareholders of CJC, Hu Dengyang and Yang Chuan (the “CJC Shareholders”). CJC, through its subsidiaries, operates and constructs hydropower electric generation stations located in China with two in operation, a third under construction and a fourth in the planning stage and slated for operation in 2019. In addition, CJC, through its subsidiaries, operates two hotels in China. A more general discussion of CJC’s operations is included below.

Pursuant to the Agreement, the Company has agreed to acquire all of the issued and outstanding shares of CJC from the CJC Shareholders in exchange for the issuance to the CJC Shareholders of 200,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

In connection with the transactions contemplated under the Agreement, the Company will cancel 200,000,000 shares of its Common Stock currently outstanding prior to the closing of the transactions, and therefore the shares of Common Stock issued to the CJC Shareholders in the transactions pursuant to the Agreement will represent approximately 58.8% of the issued and outstanding shares of the Company’s Common Stock at the closing of such transactions. As of October 10, 2016, the Company has 340,000,000 shares of Common stock issued and outstanding. The acquisition of the shares of CJC and the cancellation of the shares of Company’s Common Stock as described herein, together with the other transactions described in the Agreement, are collectively referred to herein as the “Transactions.” Upon completion of the closing of the Transactions, CJC will become a subsidiary of the Company.

Any party may terminate the Agreement if the closing of the Transactions does not occur by February 15, 2017 (unless such failure was due to a breach of the Agreement by such party). The Company’s obligation to close is conditioned upon, among other items, (i) certain, limited customary representations and warranties of CJC and the CJC Shareholders remaining true and correct; (ii) CJC and the CJC Shareholders having complied in all material respects with all covenants and conditions required by the Agreement; (iii) no order of any governmental authority being in place which prohibits the Transactions; (iv) receipt of any consents or approvals required for the closing of the Transactions under any contracts, permits, trademarks or intangibles; (v) the completion by the Company, to its satisfaction in its sole discretion, of its due diligence investigation of CJC and its operations; (vi) CJC having provided the Company with certain financial statements and (vii) no material adverse effect having occurred with respect to CJC.

CJC and the CJC Shareholders’ obligations to close are conditioned upon, among other items, (i) certain, limited customary representations and warranties of the Company remaining true and correct; (ii) the Company having complied in all material respects with all covenants and conditions required by the Agreement; (iii) no order of any governmental authority being in place which prohibits the Transactions; (iv) no more than 340,000,000 shares of Common Stock being outstanding; (v) the completion by counsel for the CJC Shareholders, to its satisfaction in its sole discretion, of its due diligence investigation of the Company; and (vi) no material adverse effect having occurred with respect to the Company.

As of the closing of the Transactions, the parties have agreed to execute such documents and undertake such actions as required to cause the Board of Directors of the Company following the closing to consist of one current director of the Company and two directors appointed by the CJC Shareholders.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to such Agreement, which is filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 14, 2016, and is incorporated herein by reference.

Operations of CJC and its Subsidiaries

The following is a general description of CJC’s operating subsidiaries:

Xiaojin County Jitai Power Investment Company Limited operates a hydropower electric generation station located in Xiaojin, Sichuan, China, which commenced operations in September 2009. The station has an annual average output of 125.664 million kW.h.

Xiaojin County Xin Hong Electric Power Development Company Limited operates, or is completing, the Jiesigou I, II and III hydropower stations located in Xiaojin, Sichuan, China. The Jiesigou II hydropower station began operations in September, 2016 with an installed electricity capacity of 24,000 kw, and an average annual output of 112.5548 million kW.h. The Jiesigou I a Jiesigou III hydropower stations are currently expected to be on-line in 2019.

Xiao Jin County En Ze Hotel Management Company Limited owns and operates a hotel located at 47 Government Street, Mei Xin Town, Xiaojin County, China, which is across the street from the Hongjun Huishi Square. The hotel has 190 guest rooms, 178 luxury guest rooms, and 12 deluxe suites, and covers a total of over 114,000 square feet. The hotel includes a shopping area, business center, the 600-seat En Ze Restaurant, a tea house in the lobby, a 7-room spa, 5 conference rooms, 3 large meeting rooms, and two multi-function halls which can accommodate up to 800 people. The hotel is currently under construction and is expected to open in June 2017.

Xiao Jin County SiGuNiang Mountain Hotel Management Company Limited owns and operates the SiGuNiang Mountain Hotel, located in SiGuNiang Mountain Town, Xiaojin County, Sichuan Province, China. The front of the hotel adjacent to the provincial highway S303, and the back is facing the Siguniangs Mountain town government center. This area is the center of tourism, entertainment and catering services in SiGuNiang Mountain Town, and is approximately 143 miles from Chengdu, the capital city of Sichuan and approximately 112 miles from Maerkang, the capital of Aba Autonomous Region. The hotel has 90 guest room over 6 floors, and comprises over 71,000 square feet in total, and is mainly in the Jiarong Tibetan style. The hotel includes a 120-seat restaurant, tea house, meeting rooms, and 13 street shops. The hotel also offers a catering department. The hotel is expected to open for business in June 2017.

Following the closing of the Transactions, we intend to continue the historical businesses of CJC and its subsidiaries, as discussed above.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business - Risk Factors” section in our Transition Report on Form 10-KT, as filed on March 30, 2016. You should carefully review the risks described in our Transition Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “we,” “us,” “our”, “Axiom Holdings, Inc.”, “Axiom”, and “Company” are to Axiom Holdings Inc., Inc. and our wholly owned subsidiary Quality Resort Hotels, Inc.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Description of Business

Axiom Holdings, Inc. (the “Company”) is a Nevada corporation incorporated on August 7, 2013, as At Play Vacations, Inc. It is based in Kowloon, Hong Kong. The Company incorporated wholly owned subsidiaries, Quality Resort Hotels, Inc. (“QRH”) in Florida on August 8, 2013 and Horizon Resources Co. Ltd (“Horizon”) in the Cayman Islands on September 7, 2015. On June 23, 2016, QRH was legally dissolved with the state of FL. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31. The company’s administrative address is, Room C, 15/F., Ritz Plaza, 122 Austin Road, Tsimshatsui, Kowloon, Hong Kong. The telephone number is 407-412-6432.

Effective September 16, 2015, the Company changed its name from “At Play Vacations, Inc.,” to “Axiom Holdings, Inc.” Based on management’s analysis of the current operations, expected growth, and opportunities in the sector, in April, 2016, the Company has determined to discontinue operations related to on-line travel booking which was performed under the Company’s subsidiary Quality Resort Hotels, Inc. The company was legally dissolved on June 23, 2016 with the state of Florida.

Axiom has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. Axiom, its directors, officers, affiliates and promoters, have not entered into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Share Exchange Agreement

On October 10, 2016, the Company entered into a Share Exchange Agreement (the “Agreement”) with CJC Holdings, Ltd., a Hong Kong corporation (together with its subsidiaries, “CJC”) and the two shareholders of CJC, Hu Dengyang and Yang Chuan (the “CJC Shareholders”). CJC, through its subsidiaries, operates and constructs hydropower electric generation stations located in China with two in operation, a third under construction and a fourth in the planning stage and slated for operation in 2019. In addition, CJC, through its subsidiaries, operates two hotels in China. A more general discussion of CJC’s operations is included below.

Pursuant to the Agreement, the Company has agreed to acquire all of the issued and outstanding shares of CJC from the CJC Shareholders in exchange for the issuance to the CJC Shareholders of 200,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

In connection with the transactions contemplated under the Agreement, the Company will cancel 200,000,000 shares of its Common Stock currently outstanding prior to the closing of the transactions, and therefore the shares of Common Stock issued to the CJC Shareholders in the transactions pursuant to the Agreement will represent approximately 58.8% of the issued and outstanding shares of the Company’s Common Stock at the closing of such transactions. As of October 10, 2016, the Company has 340,000,000 shares of Common stock issued and outstanding. The acquisition of the shares of CJC and the cancellation of the shares of Company’s Common Stock as described herein, together with the other transactions described in the Agreement, are collectively referred to herein as the “Transactions.” Upon completion of the closing of the Transactions, CJC will become a subsidiary of the Company.

Any party may terminate the Agreement if the closing of the Transactions does not occur by February 15, 2017 (unless such failure was due to a breach of the Agreement by such party). The Company’s obligation to close is conditioned upon, among other items, (i) certain, limited customary representations and warranties of CJC and the CJC Shareholders remaining true and correct; (ii) CJC and the CJC Shareholders having complied in all material respects with all covenants and conditions required by the Agreement; (iii) no order of any governmental authority being in place which prohibits the Transactions; (iv) receipt of any consents or approvals required for the closing of the Transactions under any contracts, permits, trademarks or intangibles; (v) the completion by the Company, to its satisfaction in its sole discretion, of its due diligence investigation of CJC and its operations; (vi) CJC having provided the Company with certain financial statements and (vii) no material adverse effect having occurred with respect to CJC.

CJC and the CJC Shareholders’ obligations to close are conditioned upon, among other items, (i) certain, limited customary representations and warranties of the Company remaining true and correct; (ii) the Company having complied in all material respects with all covenants and conditions required by the Agreement; (iii) no order of any governmental authority being in place which prohibits the Transactions; (iv) no more than 340,000,000 shares of Common Stock being outstanding; (v) the completion by counsel for the CJC Shareholders, to its satisfaction in its sole discretion, of its due diligence investigation of the Company; and (vi) no material adverse effect having occurred with respect to the Company.

As of the closing of the Transactions, the parties have agreed to execute such documents and undertake such actions as required to cause the Board of Directors of the Company following the closing to consist of one current director of the Company and two directors appointed by the CJC Shareholders.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to such Agreement, which is filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 14, 2016, and is incorporated herein by reference.

The following is a general description of CJC’s operating subsidiaries:

Xiaojin County Jitai Power Investment Company Limited operates a hydropower electric generation station located in Xiaojin, Sichuan, China, which commenced operations in September 2009. The station has an annual average output of 125.664 million kW.h.

Xiaojin County Xin Hong Electric Power Development Company Limited operates, or is completing, the Jiesigou I, II and III hydropower stations located in Xiaojin, Sichuan, China. The Jiesigou II hydropower station began operations in September, 2016 with an installed electricity capacity of 24,000 kw, and an average annual output of 112.5548 million kW.h. The Jiesigou I a Jiesigou III hydropower stations are currently expected to be on-line in 2019.

Xiao Jin County En Ze Hotel Management Company Limited owns and operates a hotel located at 47 Government Street, Mei Xin Town, Xiaojin County, China, which is across the street from the Hongjun Huishi Square. The hotel has 190 guest rooms, 178 luxury guest rooms, and 12 deluxe suites, and covers a total of over 114,000 square feet. The hotel includes a shopping area, business center, the 600-seat En Ze Restaurant, a tea house in the lobby, a 7-room spa, 5 conference rooms, 3 large meeting rooms, and two multi-function halls which can accommodate up to 800 people. The hotel is currently under construction and is expected to open in June 2017.

Xiao Jin County SiGuNiang Mountain Hotel Management Company Limited owns and operates the SiGuNiang Mountain Hotel, located in SiGuNiang Mountain Town, Xiaojin County, Sichuan Province, China. The front of the hotel adjacent to the provincial highway S303, and the back is facing the Siguniangs Mountain town government center. This area is the center of tourism, entertainment and catering services in SiGuNiang Mountain Town, and is approximately 143 miles from Chengdu, the capital city of Sichuan and approximately 112 miles from Maerkang, the capital of Aba Autonomous Region. The hotel has 90 guest room over 6 floors, and comprises over 71,000 square feet in total, and is mainly in the Jiarong Tibetan style. The hotel includes a 120-seat restaurant, tea house, meeting rooms, and 13 street shops. The hotel also offers a catering department. The hotel is expected to open for business in June 2017.

Following the closing of the Transactions, we intend to continue the historical businesses of CJC and its subsidiaries, as discussed above.

Chief Executive Officer

On October 10, 2016, the Company appointed Curtis Riley as the Company’s Chief Executive Officer and Chief Financial Officer to succeed Low Tuan Lee who resigned those positions with the Company. In addition, Mr. Riley has been appointed as a member of the Company’s Board of Directors. Mr. Lee had no disagreements with the Company.

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

The following table provides selected financial data about our company as of September 30, 2016, and December 31, 2015.

Balance Sheet Date	September 30, 2016	December 31, 2015
Cash	$-	$-
Total Assets	$7,500	$5,000
Total Liabilities	$86,720	$54,403
Stockholders’ Deficit	$(79,220)	$(49,403)

The Company did not have a cash balance at either September 30, 2016 or December 31, 2015. For the nine months ended September 30, 2016, total assets increased by 50% or $2,500, due to increased prepaid expenses. Our total liabilities increased $32,317 or 59% due to an increase in accrued expenses by $5,200 and increase in amount due to a related party of $27,117, for expenses paid on behalf of the Company.

The following table provides the results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Selling, general and administrative	2,500	2,797	7,500	6,341
Professional fees	8,455	15,118	22,317	29,156
Net operating loss	$(10,955)	$(17,915)	$(29,817)	$(35,497)

The Company had no revenue or gross profits for the three and nine months ended September 30, 2016 and 2015.

Selling, general, and administrative fees of $2,500 and $7,500 for the three and nine months ended September 30, 2016, respectively, relate to quarterly regulatory OTC fees. For the periods ending September 30, 2015, selling, general and administrative fees included banking charges, office supplies, and postage fees.

Professional fees decreased by $6,663, or 44%, for three months ended September 30, 2016 compared to 2015. Professional fees decreased by $6,839, or 23%, for nine months ended September 30, 2016 compared to 2015. Professional fees include accounting, legal, and consulting fees.

The Company had no operating profit or operating expenses related to the discontinued operations for the nine months ended September 30, 2016. The discontinued operations, for the three months ended September 30, 2015 consisted solely of selling, general, and administrative expenses of $5,517. The discontinued operations, for the nine months ended September 30, 2015, generated $16,305 of revenues, $6,715 Cost of Goods Sold, resulting in Gross Profits of $9,590. Selling, general, and administrative expenses related to the discontinued operation for the nine months ended September 30, 2015, was $16,150. Total loss from the discontinued operations was $0, $0, $5,517 and $6,560 for the three and nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Financial Condition

Working Capital (Deficiency)

The following table provides selected financial data about our company as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Current Assets	$7,500	$5,000
Current Liabilities	$86,720	$54,403
Working Deficiency	$(79,220)	$(49,403)

Our working deficiency increased $29,817 as of September 30, 2016 as compared to December 31, 2015, due to $32,217 increase in liabilities, offset by $2,500 increase in prepaid expenses.

Cash Flows

	For the Nine Months Ended
	September 30,
	2016	2015
Cash Flows Used in Operating Activities	$-	$(8,514)
Cash Flows Provided by (Used in) Investing Activities	-	-
Cash Flows Provided by Financing Activities	-	-
Net Increase (decrease) in Cash During Period	$-	$(8,514)

Cash Flows from Operating Activities

We have not generated positive cash flow from operating activities. For the nine months ended September 30, 2016, cash used in operating activities was $0, consisting of a net loss of $29,817, less $27,117 for expenses paid by a related party, and a net change in working capital of $2,700.

For the nine months ended September 30, 2015, cash used in operating activities was $7,836; consisting of a net loss of $35,497, which was reduced by $32,820 for expenses paid by a related party, and increased by a change in working capital of $5,159.

Cash Flows from Investing Activities

For the nine months ended September 30, 2016, and 2015, we did not use any cash for investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2016, and 2015, we did not generate any cash from financing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide the information under Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, due to our limited number of officers and members of the Board of Directors, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1

Share Exchange Agreement, dated as of October 10, 2016, by and between Axiom Holdings, Inc., CJC Holdings, Ltd., Hu Dengyang and Yang Chuan, incorporated by reference to Exhibit 10.1 to the Company’s form 8-K filed on October 14, 2016.

31.1*	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.INS*	XBRL Taxonomy Extension Calculation Linkbase Document

101.INS*	XBRL Taxonomy Extension Definition Linkbase Document

101.INS*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axiom Holdings, Inc.

Date: November 9, 2016	By:	/s/ Curtis Riley
Curtis Riley
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

