Form 10-K
period 2016-12-31
AXIOM HOLDINGS, INC.
filed 2017-03-31
CIK 1584584

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Axiom Holdings, Inc.
(Name of Registrant in its Charter)

Nevada	333-195950	47-3389613
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

Room C, 15/F., Ritz Plaza, 122 Austin Road, Tsimshatsui, Kowloon, Hong Kong

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 852 3798 3736

Not applicable.

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $203,000,000 based on the closing sale price of the registrant’s common stock on June 30, 2016 of $1.45 per share.

As of March 28, 2017, 340,000,000 shares of the registrant’s common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Axiom Holdings, Inc.

Form 10-K

December 31, 2016

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

•	"Axiom Holdings”, "we”, "us” or “our” refers to Axiom Holdings, Inc., a Florida corporation, and our subsidiaries;
•	“Horizon” refers to Horizon Resources Co. Ltd., a Cayman Islands corporation and wholly owned subsidiary of Axiom Holdings:
•	“CJC” refers to CJC(Hong Kong), Ltd. (“CJC”), a Hong Kong corporation and wholly owned subsidiary of Axiom Holdings;
•	“JBX” refers to JinBaiXing (Shenzhen) Clean Energy Technology Service Company Limited, a wholly-owned foreign entity of CJC and organized under the laws of the PRC;
•	“JTH” refers to JinTaiHong (Shenzhen) Hotel Management Service Company Limited, a wholly-owned foreign entity of CJC and organized under the laws of the PRC;
•	“PRC” refers to the People’s Republic of China.
•	“CNY” refers to the functional currency in the PRC.

Power Production Segment

•	“Jitai Power Investment”, refers to Xiaojin County Jitai Power Investment Company Limited, a company organized under the laws of the PRC and a wholly-owned subsidiary of JBX;
•

“Chang Trading”, refers to Taiyuan Changxin YiWei Trading Co., Ltd., a company organized under the laws of the“Xin Hong Power Development”, refers to Xiaojin County Xin Hong Electric Power Development Company Limited, a company organized under the laws of the PRC and a wholly-owned subsidiary of JBX; and

•	“Xing Tie Electric”, refers to Sichuan Xing Tie Electric Power Company Limited, a company organized under the laws of the PRC and a wholly-owned subsidiary of JBX

Hospitality Segment

•	“EnZe Hotel Management”, refers to Xiao Jin County EnZe Hotel Management Company Limited, a company organized under the laws of the PRC and a wholly-owned subsidiary of JTH; and

•

“SiGuNiang Mountain Hotel Management”, refers to Xiao Jin County SiGuNiang Mountain Hotel Management Company Limited, a company organized under the laws of the PRC and a wholly-owned subsidiary of JTH.

PART I

Item 1. Business

Acquisition of CJC(Hong Kong), Ltd.

On December 21, 2016, our wholly owned subsidiary Horizon completed the acquisition of 100% of the issued and outstanding shares of CJC and its subsidiaries in exchange for an aggregate of 200,00,000 shares of our common stock following the cancellation of 200,000,000 shares of our common stock. Upon completion of the closing, CJC became a wholly owned subsidiary of our company and the former shareholders of CJC as a group hold approximately 58.8% of our Common Stock. See Item 1. Business - Acquisition of CJC and its subsidiaries.

Following the completion of the acquisition of CJC, our business and operations are now those of CJC and its subsidiaries as discussed below. Prior to acquisition of CJC, we were a shell company. Following is information on the business and operations of CJC and its subsidiaries that operates within the Power Production Segment and the Hospitality Segment.

Power Production Segment

Overview. We are engaged in operating, developing and seek to acquire electric generating facilities in China. We currently operate two hydro-electric generating plants each of which have average annual output capacity of 112.5548 million kWh. In addition, two hydro-electric generating plants are under construction as discussed below. In addition, we are seeking to acquire other electric generating plants in China.

Jitai Power Investment. Jitai Power Investment operates a hydropower electric generation station located in Xiaojin, Sichuan, China, which commenced operations in September 2009. The station has an annual average output of 125.664 million kilowatt hours (“kWh”).

Xin Hong Power Development. Xin Hong Power Development operates, or is completing, the Jiesigou I, II and III hydropower stations located in Xiaojin, Sichuan, China. The Jiesigou II hydropower station began operations in September, 2016 with an installed electricity capacity of 24,000 kWh, and an average annual output of 112.5548 million kWh. The Jiesigou I and Jiesigou III hydropower stations are currently expected to come on-line in 2019.

Xing Tie Electric. Xing Tie Electric is engaged in the purchase and sale of power generating equipment, primarily to Xin Hong Power Development.

Hospitality Segment

EnZe Hotel Management. EnZe Hotel Management owns and is nearing completion of construction of the Enze Hotel located at 47 Government Street, Mei Xin Town, Xiaojin County, China upon. The hotel is expected to be completed and open for business in June 2017. This hotel is located across the street from the HongjunHuishi Square. The Enze Hotel will have 190 guest rooms, including 178 luxury guest rooms, and 12 deluxe suites, and will cover a total of over 114,000 square feet. The hotel will include a shopping area, business center, the 600-seatEnZe Restaurant, a tea house in the lobby, a KTV (karaoke) house with ten private rooms, a seven room spa, five conference rooms, three large meeting rooms, and two multi-function halls which will accommodate up to 800 people. We intend to sell bookings for the hotel, the public meeting halls, the restaurant and the spa directly in person, over the phone, through our website, and through third party service providers including internet- and mobile-based third party service providers. We will lease space in our shopping area to premium brand retailers.

SiGuNiang Mountain Hotel Management. SiGuNiang Mountain Hotel Management owns and is nearing completion of construction of the Mt. Four Sisters Hotel, located in SiGuNiang Mountain Town, Xiaojin County, Sichuan Province, China. The hotel is expected to be completed and open for business in June 2017. The hotel is adjacent to the provincial highway S303, and its rear faces the Siguniang Mountain town government center. This area is the center of tourism, entertainment and catering services in SiGuNiang Mountain Town, and is approximately 143 miles from Chengdu, the capital city of Sichuan and approximately 112 miles from Maerkang, the capital of Aba Autonomous Region. The hotel will have 90 guest rooms on six floors, will cover a total of over 71,000 square feet, and is mainly in the Jiarong Tibetan style. The hotel will include a 120 seat restaurant, tea house, meeting rooms, and 13 street level shops. The hotel will also offer a catering department. We intend to sell bookings for the hotel, meeting rooms and the restaurant directly in person, over the phone, through our website, and through third party service providers including internet- and mobile-based third party service providers. We plan to lease space in our shopping area to premium brand retailers.

Trademarks

We do not have any trademarks. We do not consider the protection of our trademarks to be important to our business.

Customers

Power Production Segment. We operate two power plants within this segment. The Jiema hydroelectric station and the Jiesigou II hydropower station sells their electricity to a single customer, National Sichuan Xiaojin County Electricity Supply Company Ltd., an unrelated third party. Please refer to “Risk Factors” below for a discussion of the risks inherent with providing electricity to a single customer.

Hospitality Segment. The Enze Hotel and Mt. Four Sisters Hotel (together, the “Hotel Brands”) intend to target the domestic and international tourism consumer market and corporate and government travel and retreat market. We plan to position the Enze Hotel as a modern international-standard luxury hotel, offering 178 luxury suites and 12 deluxe suites for lodging, a high end Tibetan style restaurant capable of seating 600 guests, a high-end tea house and a karaoke (KTV) house with ten private rooms. The Mt. Four Sisters Hotel is expected to be positioned to offer guests with a lower price point option in exchange for an authentic indigenous living experience, including 90 guest rooms at 45 square meters each, a 120seat restaurant with two VIP rooms, a tea house with four private rooms and one conference room which will seat 120 conference attendees.

Sales and Marketing

Power Production Segment. Power generation stations often sell all electricity output to a single customer as noted above. We do not engage in direct marketing activities, and we believe that direct marketing activities are not necessary in the power generation and electricity sales industry, due to the increased weight given to reliable and consistent operation of power stations.

Hospitality Segment. The Enze Hotel and the Mt. Four Sisters Hotel currently under construction are expected to be completed and open for business in June 2017. Accordingly, the Hospitality Segment does not have any revenues as of the date of this report. The Hospitality Segment is expected to target the domestic and international consumer tourism market through marketing campaigns leveraging internet-based third-party travel companies and other internet-based advertising. We may also implement marketing campaigns using print media, product placement techniques, radio (including internet-based radio such as XimalayaFM), television, trade shows and physical display marketing techniques such as subway advertisements. We may seek partnerships with local and provincial level government tourism agencies. We intend to hire in-house sales and marketing staff to target both the consumer tourism market and the corporate and government retreat market.

Suppliers

Power Production Segment. Our Jiema hydroelectric station, operated by Jitai Power Investment, is a hydroelectric station which uses the flow of water from the Wori River to power its electricity production. Our Jiesigou II station, operated by Xin Hong Power Development, uses the flow of water from the Jiesigou River to power its electricity production. Our Jiesigou I and Jiesigou III stations which are under construction, are expected to use the flow of water from the Jiesigou River to power their electricity production.

Hospitality Segment. The Enze Hotel and the Mt. Four Sisters Hotel are still under construction as of the date of this report. Construction materials are sourced from a variety of regions. We believe we will have access to a sufficient supply of construction materials to complete the construction of the hotels we plan to open.

Government Approvals

Power Production Segment

All of our hydroelectric power stations are subject to extensive regulation by the PRC governmental authorities, including central governmental authorities such as the Ministry of Commerce, the State Administration for Industry and Commerce, the National Development and Reform Commission, the State Electricity Regulatory Commission, the State Administration of Taxation, the Ministry of Environmental Protection, the Ministry of Communications and Transportation, the Ministry of Water Resources, the Ministry of Land and Resources and the Ministry of Housing and Urban-Rural Development, as well as their provincial and local counterparts. Government regulations address virtually all aspects of our operations, including, among others, the following:

•	planning and construction of new power projects;

•	the granting of power generation, dispatch and supply permits;

•	the amount and timing of power generation;

•	the setting of on-grid tariffs paid to power producers and power tariffs paid by consumers of electricity;

•	power grid control and power dispatch, including the setting of preferential policies for the dispatch of renewable energy generated power;

•	allocation of water resources and control of water flows;

•	environmental protection and safety standards;

•	acquisitions by foreign investors; and

•	taxes, in particular Enterprise Income Tax and Value Added Tax.

Lastly, in accordance with relevant PRC laws and regulations, hydroelectric power projects are required to pass a completion acceptance procedure. Jitai Power has obtained the required permit to operate the Jiema hydroelectric power station. Xin Hong Power Development has applied for the required permits and received the approvals required to develop and operate the Jiesigou II hydroelectric power station that went into production in September 2016. We plan to obtain all further government approvals required to operate the Jiesigou I and III hydroelectric power stations that are currently under construction. Further, we believe our hydroelectric power stations have the necessary government approvals to operate.

Hospitality Segment

The Chinese hospitality sector, including hotel owners and operators, is subject to regulation at the national level by the China National Tourism Administration, and at the local level by the local tourism administrations.

Construction of our hotel properties is subject to regulation in the PRC. prior to the start of construction projects, project owners must, in accordance with relevant provisions of the State. We are required to apply to local governmental authorities where the project is located for construction permits, except for small projects below a certain value set government regulators. We believe the construction of our two hotel properties comply with the current government regulations. In addition, upon completion of construction, we plan to obtain all required government approvals to operate the hotels.

Research and Development

Power Production Segment. We conduct research and development within our Power Production Segment related to the efficient generation of hydroelectric power, efficient storage of electricity and electricity distribution and transfer practices. Since the price of our electricity is set by contract and subject to negotiation with our customers, who have substantial negotiating leverage, we are limited in our ability to charge our customers a higher price to finance research and development activities.

Hospitality Segment. Both of our hotel properties are under construction and not operational, and management devotes substantially all of its time on completion of construction of the hotel properties. We anticipate significant resources being required for research and development activities in the area of sales and marketing, commercial leasing and the selection of shopping brands to lease our commercial spaces, and evolving trends in the regional tourism sector. If we are capable of building significant brand value, we will have the ability to finance increased research and development activities through increased pricing to the customer.

Industry and Competitive Advantages

Power Production Segment

Competition within the electric power industry has only been introduced recently in China, as energy producers were historically controlled by the government. China has experienced significant capacity shortages, and suppliers have often been unable to meet the surging demand for electricity. We believe that competition between power projects to sell electricity is lessened due to prevalent supply shortages. Nonetheless, we believe that competition will increase in the long run.

All hydroelectric power projects in China are subject to dispatch conducted by various dispatch centers. A dispatch center is required to dispatch electricity pursuant to the Regulations on the Administration of Electric Power Dispatch Networks and Grids, issued by the State Council with effect from November 1, 1993, and in accordance with its agreements with hydroelectric power projects subject to its dispatch. Power generation companies are also required to enter into on-grid dispatch agreements with power grid companies. As a result, there is competition for favorable dispatch treatment in China’s electric power industry, especially during the off-peak periods. Our ability to sell electricity depends on the dispatch and allocation determined by the dispatch requirements of the local grids to which we sell our electricity. We therefore do not compete directly with other power producers to sell the electricity we generate, but instead, to sell the electricity solely through the local grids. As a generator of renewable energy, hydroelectric power projects are technically entitled to preferential treatment in dispatchment over thermal power projects. This factor has led to increased interest in and support to hydropower in China.

Competition may come from China’s five biggest power generating companies, which are all state-owned enterprises and currently operate primarily coal-fired power projects but have become increasingly interested in hydroelectric power projects and other forms of renewable energy. These companies have excellent relationships with the power grids, which provide them an advantage when introducing new plants to a grid. Certain smaller China-based and overseas listed power companies are also seeking to acquire hydroelectric power projects in China. Hydroelectric power projects in China are also attractive investments for international investors seeking to generate and trade certified emissions reduction credits. We believe these local and foreign companies are acquiring hydroelectric power projects along with other renewable energy operations and lack the segment focus that our Company has. While we are aware of their activities in the market, we have not experienced direct competition with them to date for project acquisition. We may also encounter some competition from venture capital and private equity funds, leveraged buyout funds and other foreign funded entities interested in acquiring hydropower assets in China. We believe we have the expertise and experience in the hydropower sector to compete effectively with these players.

Hospitality Segment

Our Hospitality Segment will operate hotels which will seek to attract customers largely on the basis of the location of the Hotel Brands in regions of superior natural scenery. Domestic and international tourists traveling within the PRC have many choices for destinations that offer similar benefits, including Guilin, Tibet, Gansu and Ningxia, and Yunnan Province. Our competitive advantage in the tourism market in the PRC is linked to Xiaojin County and Sichuan Province maintaining their appeal to domestic and international tourists. We believe that our main competitive advantage will be enhanced brand value and attention to high quality service. Chinese online travel companies and mobile applications rank hotels by customer feedback, and we are committed to maintaining a top quality online presence with regard to customer satisfaction.

GOVERNMENT REGULATION

This section sets forth a summary of the most significant PRC regulations that affect our business and the industry in which we operate.

We operate our business in China under a legal regime consisting of the State Council, or China central government, and several ministries and agencies under its authority, including the Ministry of Commerce, the State Administration for Industry and Commerce, the State Administration of Foreign Exchange, the National Development and Reform Commission, the Ministry of Water Resources, the Ministry of Environmental Protection, the Ministry of Land and Resources, the Ministry of Housing and Urban-Rural Development, the State Administration of Taxation, and the State Electricity Regulatory Commission. From time to time, these authorities issue regulations that apply to our business.

Regulations Relating to Foreign Investment

On December 27, 2011, the National Development and Reform Commission and the Ministry of Commerce jointly promulgated a revised Catalogue for the Guidance of Foreign Investment Industries, or the Catalogue, which came into effect on January 30, 2012. The Catalogue lists those industries and economic activities in which foreign investment in China is encouraged, restricted or prohibited. Pursuant to the Catalogue, construction and operation of hydroelectric power projects with the main purpose of power generation fall within the encouraged category.

The principal PRC regulations in connection with foreign investment include:

•	The Sino-foreign Equity Joint Venture Law (1979), as amended;

•	The Regulations of Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

•	The Wholly Foreign-owned Enterprise Law (1986), as amended;

•	The Detailed Rules of the Wholly Foreign-owned Enterprise Law (1990), as amended;

•	The Company Law of the PRC (1993), as amended;

•	The Provisions on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (2009);

•	The Interim Administrative Measures on Foreign Investment (2004);

•	The Circular Regarding Further Strengthening and Regulating the Administration of Foreign Invested Projects issued by the National Development and Reform Commission (2008).

•	Circular of the General Office of the State Council on the Establishment of Security Review System Regarding Mergers and Acquisitions in China by Foreign Investors (2011)

Generally, the acquisitions of domestic enterprises by foreign investors in China are subject to the prior approvals of the National Development and Reform Commission and the Ministry of Commerce, or their local counterparts. After obtaining the approvals from the National Development and Reform Commission and the Ministry of Commerce, the change of shareholders must be registered with the State Administration for Industry and Commerce or its local counterparts and other alteration registrations shall be filed with the government authorities in charge of foreign exchange, customs, tax, land, etc. The acquisition of hydropower plants may also be subject to security review.

Environmental Protection Regulations

Pollution and Pollutants

In accordance with the China Environmental Protection Law adopted on December 26, 1989, the Administration Supervisory Department of Environmental Protection of the State Council sets the national guidelines for the discharge of pollutants. The PRC’s provincial governments, autonomous regions and municipalities may also set their own guidelines for the discharge of pollutants within their own provinces or districts in the event that the national guidelines are inadequate. A company which causes environmental pollution and discharges other polluting materials which endanger the public should implement environmental protection methods and procedures into their business operations. This may be achieved by setting up a system of accountability within the company’s business structure for environmental protection, adopting effective procedures to prevent environmental hazards such as waste gases, water and residues, dust powder, radioactive materials and noise arising from production, construction and other activities from polluting and endangering the environment. The environmental protection system and procedures should be implemented simultaneously with the commencement of and during the operation of construction, production and other activities undertaken by the company. Any company which discharges environmental pollutants should report and register such discharge with the Administration Supervisory Department of Environmental Protection and pay any fines imposed for the discharge. A fee may also be imposed on the company for the cost of any work required to restore the environment to its original state. Companies which have caused severe pollution to the environment are required to restore the environment or remedy the effects of the pollution within a prescribed time limit. If a company fails to report and/or register the environmental pollution it caused, it will receive a warning or be penalized. Companies that fail to restore the environment or remedy the effects of the pollution within the prescribed time will be penalized or have their business licenses terminated. Companies that have polluted and endangered the environment must bear the responsibility for remedying the danger and effects of the pollution, as well as to compensate any losses or damages suffered as a result of such environmental pollution.

We believe that our operations in the PRC comply with the current environmental protection requirements and will continue to evaluate the proposed environmental regulations. We are not subject to any admonition, penalty, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we were named as a defendant for violation of any environmental laws and regulations.

Regulation of Foreign Exchange

The PRC government imposes restrictions on the convertibility of the CNY and on the collection and use of foreign currency by PRC entities. Under current regulations, the CNY is convertible for current account transactions, which include dividend distributions, and the import and export of goods and services. Conversion of CNY into foreign currency and foreign currency into CNY for capital account transactions, such as direct investment, portfolio investment and loans, however, is still generally subject to the prior approval of or registration with SAFE.

Under current PRC regulations, foreign-invested enterprises such as our PRC subsidiaries are required to apply to SAFE for a Foreign Exchange Registration Certificate for Foreign-Invested Enterprise. With such a certificate (which is subject to review and renewal by SAFE on an annual basis), a foreign-invested enterprise may open foreign exchange bank accounts at banks authorized to conduct foreign exchange business by SAFE and may buy, sell and remit foreign exchange through such banks, subject to documentation and approval requirements. Foreign-invested enterprises are required to open and maintain separate foreign exchange accounts for capital account transactions and current account transactions. In addition, there are restrictions on the amount of foreign currency that foreign-invested enterprises may retain in such accounts.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

SAFE issued a public notice, or SAFE Circular 75, in October 2005 requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equity interests in any onshore enterprise located in China, referred to in the notice as a “special purpose company.” On July 4, 2014, SAFE issued the SAFE’s Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Outbound Investment and Financing and Inbound Investment via Special Purpose Vehicles, or SAFE Circular 37, which has superseded SAFE Circular 75. Under SAFE Circular 75, SAFE Circular 37 and other relevant foreign exchange regulations, PRC residents who make, or have previously made, prior to the implementation of these foreign exchange regulations, direct or indirect investments in offshore companies will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is also required to file or update the registration with the local branch of SAFE, with respect to that offshore company for any material change involving its round-trip investment, capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment or the creation of any security interest. If any PRC shareholder fails to make the required registration or update the previously filed registration, the PRC subsidiary of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into its PRC subsidiary.

In addition, on August 8, 2006, six PRC regulatory authorities, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the CSRC and SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules, which became effective on September 8, 2006. This regulation, among other things, includes provisions that purport to require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interests in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of a number of documents with the CSRC and it would take several months to complete the approval process.

Regulations on Dividend Distribution

The principal PRC regulations governing the distribution of dividends by foreign-invested enterprises include:

•	The Sino-foreign Equity Joint Venture Law (1979), as amended;

•	The Regulations of Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

•	The Wholly Foreign-owned Enterprise Law (1986), as amended;

•	The Detailed Rules of the Wholly Foreign-owned Enterprise Law (1990), as amended;

•	Foreign Currency Administration Rules (1996), as amended;

•	The Company Law of China (1993), as amended;

•	The Enterprise Income Tax Law of China; and

•	The Implementation Regulations of Enterprise Income Tax Law of China.

Under the above-mentioned regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, wholly foreign-owned enterprises in China are required to set aside at least 10.0% of their after-tax profits each year, if any, to fund the reserve fund unless such reserve fund has reached 50.0% of their respective registered capital and to set aside a percentage of their after-tax profits to their employee bonus and welfare fund which is decided by their respective board of directors. Sino-foreign equity joint ventures are required to set aside their reserve fund, enterprise development fund and employee bonus and welfare fund at percentages that are decided by their respective board of directors. PRC domestic companies are required to set aside at least 10.0% of their after-tax profits each year, if any, to fund their respective statutory reserve fund unless such fund has reached 50.0% of their respective registered capital. These reserves are not distributable as cash dividends.

SAFE Regulations on Employee Share Options

In December 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals or the People’s Bank of China Regulation. In January 2007, the State Administration of Foreign Exchange issued implementing rules for the People’s Bank of China Regulation, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the equity incentive plan of an overseas publicly listed company. On March 28, 2007, the State Administration of Foreign Exchange issued the Operating Procedures on Administration of Foreign Exchange regarding PRC Individuals’ Participation in Employee Share Ownership Plans and Employee Stock Option Plans of Overseas Listed Companies, or the Stock Option Rule. The purpose of the Stock Option Rule is to regulate foreign exchange administration of PRC citizens who participate in equity incentive plans of overseas-listed companies. The Stock Option Rule was replaced by the Notice of the State Administration of Foreign Exchange on Issues Related to Foreign Exchange Administration in Domestic Individuals’ Participation in Equity Incentive Plans of Companies Listed Abroad, or the New Stock Option Rule, which was issued on February 15, 2012.

According to the New Stock Option Rule, PRC residents who are granted shares or stock options by companies listed on overseas stock exchanges based on the stock incentive plans are required to register with the State Administration of Foreign Exchange or its local branches. Pursuant to the New Stock Option Rule, PRC residents participating in the stock incentive plans of overseas listed companies shall retain a qualified PRC agent, which could be a PRC subsidiary of such overseas publicly-listed company or another qualified institution selected by such PRC subsidiary, to conduct the registration with the State Administration of Foreign Exchange and other procedures with respect to the stock incentive plans on behalf of these participants. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise of stock options, purchase and sale of corresponding stocks or interests, and fund transfer. In addition, the PRC agents are required to amend the registration the State Administration of Foreign Exchange with respect to the stock incentive plan if there is any material change to the stock incentive plan, the PRC agents or the overseas entrusted institution or other material changes. The PRC agents shall, on behalf of the PRC residents who have the right to exercise the employee share options, apply to the State Administration of Foreign Exchange or its local branches for an annual quota for the payment of foreign currencies in connection with the PRC residents’ exercise of the employee share options. The foreign exchange proceeds received by the PRC residents from the sale of shares under the stock incentive plans granted and dividends distributed by the overseas listed companies must be remitted into the bank accounts in the PRC opened by the PRC agents before distribution to such PRC residents. In addition, the PRC agents shall file each quarter the form for record-filing of information of the Domestic Individuals Participating in the Stock Incentive Plans of Overseas Listed Companies with the State Administration of Foreign Exchange or its local branches.

In addition, the State Administration for Taxation has issued circulars concerning employee stock options. Under these circulars, our employees working in China who exercise stock options will be subject to PRC individual income tax. Our PRC subsidiary has obligations to file documents related to employee stock options with relevant tax authorities and to withhold individual income taxes of those employees who exercise their stock options. If our employees fail to pay their income taxes, or we fail to withhold them, we may face sanctions imposed by the tax authorities or other PRC government authorities.

We do not currently have any share option plans. Although further clarification is required as to how the Share Option Rule will be interpreted or implemented, we believe that if we were to adopt such a plan, we and our PRC employees who have been granted share options will be subject to the Share Option Rule when our company becomes an overseas listed company. If we or our PRC employees fail to comply with the Share Option Rule, we and/or our PRC employees may face sanctions imposed by foreign exchange authority or any other PRC government authorities.

Regulations Relating to Labor and Social Insurance

We are subject to various labor laws and regulations in the PRC including but not limited to the PRC Labor Law, the PRC Labor Contract Law, the Implementation Regulations of the PRC Labor Contract Law, the PRC Social Insurance Law (promulgated on October 28, 2010 with effect from July 1, 2011), the Regulations of Insurance for Work-related Injury, the Interim Provisions on Registration of Social Insurance and the Interim Regulations on the Collection and Payment of Social Insurance Premiums. Pursuant to the PRC Labor Law and the PRC Labor Contract Law, labor contracts in written form shall be executed to establish labor relationship between our employees and our company. We must provide wages which are no lower than local minimum wage standards to our employees. We are required to establish a system for labor safety and sanitation, strictly abide by State rules and standards and provide relevant education to our employees. Violations of the PRC Labor Contract Law and the PRC Labor Law may result in the imposition of fines and other administrative liabilities. Criminal liability may arise in serious cases.

The amendment of PRC Labor Contract Law was issued on December 28, 2012 and was effective from July 1, 2013. The amended labor contract law enhances the protection of the dispatched workers, who shall be entitled to equal pay for equal work as the permanent staff members of an employing unit. The employment by labor dispatching is only a supplementary form, which shall apply only to temporary (no more than 6 months), auxiliary or back-up positions.

According to the Regulations of Insurance for Work-related Injury effective as of January 1, 2004 (which was amended on December 8, 2010 with effect from January 1, 2011), employers in China shall pay the work-related injury insurance fees for their employees, and their employees do not pay the work related injury insurance fees.

According to the Interim Regulation on the Collection and Payment of Social Insurance Premiums effective as of January 22, 1999 and Interim Measures concerning the Management of the Registration of Social Insurance effective as of March 19, 1999, employers in China shall conduct the registration of social insurance with the competent authorities, and make contributions to the basic pension insurance, basic medical insurance and unemployment insurance for their employees.

According to Interim Measures concerning the Maternity Insurance for Employees of Enterprises effective as of January 1, 1995, the employers in China shall pay the maternity insurance fees not more than one percent of an employee’s total salary for their employees, and their employees do not pay the maternity insurance fees.

According to Regulations on the Management of Housing Fund effective as of April 3, 1999, employers in China shall conduct the registration of housing fund with the competent authorities, open the relevant account with the designated banks and pay the housing fund equal to not less than five percent of an employee’s monthly average salary in the last year for their employees.

On October 28, 2010, Social Insurance Law of the PRC was promulgated, which took effect on July 1, 2011. Pursuant to the Social Insurance Law, the government will establish a social insurance system including basic endowment insurance, basic medical insurance, employment injury insurance, unemployment insurance and maternity insurance. An employer must, within 30 days from the date of its formation, apply to local social insurance agency for social insurance registration. Where an employer fails to apply for social insurance registration, the social insurance administrative department will order it to take remedial measures within a prescribed time limit. Failure to implement these measures within the prescribed time limit will lead to a fine of 1 to 3 times the amount of the social insurance premiums due and payable. The social insurance administrative department may also impose a fine of not less than CNY500 but not more than CNY3,000 upon persons primarily responsible for such failure.

According to the Interim Measures for Participation in the Social Insurance System by Foreign Nationals Working within the Territory of China, effective on October 15, 2011, foreigner nationals legally recruited and employed by enterprises duly registered within the territory of China must participate in basic social insurance, with social insurance premiums to be contributed respectively by themselves and their employer as required.

Value-added Tax

According to the amended Provisional Regulations of the PRC on Value-added Tax effective on January 1, 2009, and the amended Detailed Rules for the Implementation of the Provisional Regulations of the PRC on Value-added Tax effective since November 1, 2011, all organizations and individuals engaged in the sale of goods, provision of processing, repairs and replacement services, and importation of goods within the territory of the PRC are taxpayers of value-added tax. Ordinary tax payers shall pay value-added tax at the rate of 13% or 17%, while small scale tax payers shall pay value-added tax at the rate of 3%. According to the Notice Regarding the Application of Low Value-added Tax Rate and Simplified Method Taxation Policies to Certain Products, or the Notice, which was jointly issued by the Ministry of Finance and the State Administration of Taxation on January 19, 2009 and took effect, retrospectively, on January 1, 2009, small hydropower generation units administrated at or below the county level may choose to apply the value-added tax rate of 6% in accordance with the simplified method to electric power they generate. Small hydropower generation units are defined as hydropower generation units with the installed capacity of no greater than 50 MW. The value-added tax payers using simplified method cannot claim the input value-added tax credits on their purchases.

Regulation in Relation to Land

All land in China is either state owned or collectively owned, depending on the location of the land. All land in the urban areas of a city or town is state owned, and all land in the suburban areas of a city or town and all rural land are, unless otherwise specified by law, collectively owned. The State has the right to expropriate or requisition with compensations land in accordance with law if required for the benefit of the public.

In April 1988, the Constitution of China, or the Constitution, was amended by the National People’s Congress to allow for the transfer of land use rights for value. In December 1988, the Land Administration Law was amended to permit the transfer of land use rights for value.

In accordance with the Land Administration Law amended in 2004, the construction unit shall obtain the state-owned land use rights through grant or by other means with consideration. But the following land may be obtained through governmental allocation with the approval of the people’s governments at and above the county level according to law:

Under the Provisional Regulations of China concerning the Grant and Assignment of the Land Use Right of State-owned Land in Urban Areas, or the Urban Land Regulations, promulgated in May 1990, local governments at or above county level have the power to grant land use rights for specific purposes and for a definite period to a land user pursuant to a contract for the grant of land use rights against payment of a grant premium.

Under the Urban Land Regulations, all local and foreign enterprises are permitted to acquire land use rights unless the law provides otherwise. The State may not resume possession of lawfully granted land use rights prior to expiration of the term of grant. If public interest requires the resumption of possession by the State under special circumstances during the term of grant, compensation must be paid by the State. A land user may lawfully assign, mortgage or lease its granted land use rights to a third party for the remainder of the term of grant. Under the Urban Land Regulations, there are different maximum periods of grant for different uses of land: 70 years for residential purposes; 40 years for commercial, tourism and entertainment purposes; 50 years for industrial, public utilities, comprehensive or other purposes.

On October 22, 2001, the Ministry of Land and Resources promulgated the Catalogue of Allocated Land, according to which, for infrastructure facilities projects, such as energy, transportation and water resources heavily supported by the State, the land use rights may be allocated; for the infrastructure facilities projects, such as energy, transportation and water resources which are aimed at profit-making and not heavily supported by the State, land use rights shall be supplied for value.

On March 16, 2007, the National People’s Congress promulgated the Properties Rights Law of China effective from October 1, 2007, which stipulates that the construction land use rights may only be created through grant or allocation. For land used for industrial, business, entertainment or commercial residential purposes, the construction land use rights must be granted by means of public tender, auction or listing-for-sale. To create the construction land rights through allocation is stringently restrained. For adopting such means of allocation, the provisions on land uses in the laws and administrative regulations must be observed.

On January 3, 2008, the State Council promulgated the Notice of the State Council Regarding Promoting Saving and Intensive Use of Land, according to which, except for the lands used for military, social security housing and special purposes, it is promoted that the use of land for governmental offices, transportation, energy, water resources and other infrastructures (industries) shall be compensated. In particular, the compensated use of land should be applied to those lands used for commercial purposes firstly. As a result, we expect to be required to pay compensation for some or all of the allocated land occupied by our hydroelectric power projects.

On March 5, 2011, the State Council issued the Regulations on Land Reclamation, which was effective on the same date. On December 27, 2012, the Ministry of Land and Resources promulgated Measures for the Implementation of the Regulation on Land Reclamation, which is effective from March 1, 2013. According to the regulations and its implementation measures, “land reclamation” means the activities of adopting rectification measures on land damaged by production or construction activities or natural disasters to restore the land to usable condition. With respect to reclaiming the land, the land damaged by production or construction activities shall be reclaimed by the production or construction entity according to the principle of “reclamation by the party causing the damage”. The party responsible for rehabilitating the land shall submit the land reclamation plan together with the other relevant materials when filing an application for construction land or mining rights. If such party fails to prepare the land reclamation plan or the land reclamation plan fails to meet the relevant requirements, the application will be denied.

Regulations on Construction

Pursuant to the Construction Law, effective from March 1, 1998 and amended on April 22, 2011 with effect from July 1, 2011, prior to the start of construction projects, project owners must, in accordance with relevant provisions of the State, apply to competent construction administrations at or above the county level of the place where the project is to be located for construction permits, except for small projects below a value set by the competent construction administration of the State Council.

Regulation of Power

The Electric Power Law, which became effective on April 1, 1996, Regulation on the Administration of Electric Power Dispatch to Networks and grids effective on November 1, 1993 and the Regulations on Electric Power Supervision and Administration, which became effective on May 1, 2005, set out the regulatory framework of the power industry in China. Pursuant to this framework the on-grid tariffs are approved and supervised by China government, and all power projects in China are subject to the dispatch of the power they produce by power grid companies assigned to them.

Regulation of On-grid Tariffs

On February 10, 2002, the State Council promulgated the Issuance of the Reform Plan for the Electric Power System Circular, according to which, in the long-term on-grid tariff will be gradually determined by market competition.

On April 6, 2007, the General Office of the State Council issued the Opinions on Implementing Further Reform in Electric Power Industry during the “Eleventh Five-year Plan” Period, which confirms, among other things, the continuance of further reform of tariff, establishment of the formation system of on-grid tariff corresponding to the competition in power generation segment, execution of the tariff policies favorable to energy saving and environmental protection, and full implementation of the tariff scheme stimulating the development of clean energy.

The Electric Power Law, effective from April 1, 1996, provides the general principles for determining tariffs, which are intended to include reasonable compensation for costs, a reasonable profit and tax, to share expenses fairly and to promote the construction of power projects.

In April 23, 2001, the former State Development and Planning Commission, the predecessor to the National Development and Reform Commission, issued a notice containing guidelines for tariff administration. Pursuant to the notice, a new on-grid tariff-setting mechanism, based on the operating term of power stations as well as the average costs of comparable advanced power stations adopting the same type of techniques that were constructed during the same period within the same provincial power grid, was gradually implemented.

On July 9, 2003, the State Council promulgated the Tariff Reform Scheme. In accordance with the Tariff Reform Scheme, the direction of the reform of the on-grid tariff is to introduce a competitive mechanism in all respects and the tariff shall be set through the competition of supplying and demanding parties. During the transition period, the on-grid tariff is mainly implemented by a two-part tariff system, among which, capacity tariff shall be set by the government and the energy tariff shall be set by market competition. Competitive bidding for a portion of the energy tariff and other transition methods may also be adopted according to actual situations.

On March 28, 2005, the National Development and Reform Commission issued the Interim Measures on Regulation of On-grid Tariff, the Interim Measures on Regulation of Transmission and Distribution Tariff, and the Interim Measures on Regulation of End-user Tariff, to provide guidance for the reform of the tariff-setting mechanism in the transition period.

The National Development and Reform Commission issued the Trial Measures for the Administration of the Tariff of, and the Sharing of Costs in Connection with, Power Generation Using Renewable Energy Resources, or the Trial Measures, on January 4, 2006, however, the Trial Measures explicitly stipulate that the mechanism for setting the tariff after tax for hydroelectricity be in accordance with prevailing regulations for the time being.

On July 25, 2007, the State Electricity Regulatory Commission promulgated the Supervision and Administration Measures on the Full Purchase of Electricity of Renewable Energy Resources by Grid Enterprises effective from September 1, 2007. The Measures provide that except for large or medium hydroelectric power projects, renewable energy power generators will not participate in competitive bidding for on-grid tariffs. If hydropower generators with the electricity fully purchased by grid companies are engaged in any transaction in the power market, they shall comply with relevant rules and regulations of the State Electricity Regulatory Commission.

Regulation of Distributed Power Generation

On July 18, 2013, the Interim Measures on Distributed Power Generation (“the Interim Measures”) was issued by the National Development and Reform Commission for the purpose of encouraging enterprises, professional resource service companies and individuals to invest in and to operate distributed power generation projects by exempting the electric power business permits of the distributed power generation projects. The distributed power generation applies to the small-size hydroelectric power plants with total installed capacity of no more than 50 MW. In accordance with the Interim Measures, power grid enterprises shall simplify the procedures of grid-connected application and provide consulting, moderating and grid-connected testing service for the distributed power generation connected with the distribution network of no more than 35KV. As for the small-size hydroelectric power plants and other distributed power generation connected with the distribution network of no more than 35KV, the power grid enterprises shall manage the grid connection work based on the principle of convenience and efficiency.

Regulation of Power Dispatch

On November 1, 1993, the Regulations on the Administration of Electric Power Dispatch to Networks and Grids, or the Dispatch Regulations, became effective. The Dispatch Regulations apply to all power projects in China and require them to generate power in accordance with their grid connection agreements.

On August 2, 2007, the State Council approved the Measures on Dispatch of Energy Saving Power Generation (For Trial Implementation), or the Trial Dispatch Measures, jointly issued by the National Development and Reform Commission, the State Electricity Regulatory Commission, the former State Environmental Protection Bureau, the predecessor of the Ministry of Environmental Protection and Office of the National Energy Leading Group. Pursuant to the Trial Dispatch Measures, the dispatch priority of power generation units is determined in the following sequence: (a) non-adjustable power generation units utilizing renewable energy (including hydraulic energy); (b) adjustable power generation units utilizing renewable energy (including hydraulic energy) and garbage generator units which meet the requirements of environmental protection; (c) nuclear power generation units; (d) coal- fired heat-load based CHP units and multiple resource power generation units; (e) gas-fired power generation units; (f) coal-fired power generation units, including cogeneration units without heat load; and (g) oil-fired power generation units.

The Provisions on the Administration of Electric Power Business Permits

On October 13, 2005, the State Electricity Regulatory Commission promulgated the Provisions on the Administration of Electric Power Business Permits, which came into effect on December 1, 2005. Pursuant to this regulation, public power projects, grid-connected self-provided power projects, and other projects as prescribed by the State Electricity Regulatory Commission shall apply for and procure power generation permits. The enterprises failing to obtain power generation permits and illegally conducting power business shall be ordered to obtain the permits and any illegal income shall be forfeited, with fines up to five times the illegal income being imposed. If a crime is constituted, criminal liability shall arise.

Regulations Relating to Transfer of State-Owned Assets

Under the Interim Measures for the Management of the Transfer of State-owned Assets of Enterprises, or the Interim Measures, jointly promulgated by the State-owned Assets Supervision and Administration Commission of the State Council, and the Ministry of Finance, with the effective date on February 1, 2004, the transfer of state-owned assets can be carried out by auction, bidding, agreement or other means that are permitted under the PRC laws and regulations. A seller of state-owned assets must appoint an asset valuation institution to evaluate the to-be-transferred assets and the valuation report, after being confirmed by or filed with relevant authority in charge of state-owned assets administration, shall be referenced to determine the transfer price. In case the transfer price is lower than 90% of the valuation result, the transaction shall be suspended and shall not proceed until being approved by relevant approval authorities.

On December 31, 2006, the State-owned Assets Supervision and Administration Commission and the Ministry of Finance jointly issued the Circular on Some Issues Relevant to the Transfer of State-owned Assets of Enterprises, or the Circular. Pursuant to the Circular, the state-owned assets are permitted to be transferred over the counter only under the following two (2) circumstances with the approval of the State-owned Assets Supervision and Administration Commission or the State-owned Assets Supervision and Administration Commission offices at provincial level and at the set price:

(1) Where there are special requirements on the transferee in the restructuring of the key industries and sectors of national economy; or

(2) Where the direct transfer by agreement is necessary in the internal assets reorganization of the invested enterprises that is the enterprises supervised by relevant state-owned assets regulatory authorities as the investors, and the transferor and the transferee should both be the invested enterprises or their wholly invested or absolutely controlled enterprises.

According to the Circular, in the event that the proposed state-owned assets are to be transferred to a foreign investor, such transfer shall proceed publicly in a related assets exchange market. If the agreement must necessarily be conducted by agreement, the requirements on transfer by agreement specified by the Interim Measures and the Circular shall be all satisfied. If the foreign investors are potential transferees and the target assets belong to the sectors in which foreign capital is restricted or forbidden to be invested in accordance with the Catalogue for the Guidance of Foreign Investment Industries and other applicable PRC laws and regulations, the transferor shall indicate the relevant information publicly to remind the potential transferees. If a foreign investor becomes the transferee in the assets exchange market, the transferor shall obtain approval from relevant governmental authorities in accordance with applicable laws and regulations.

Regulations on the Safety Management of the Hydroelectric Power Plants

On November 29, 2013, the Ministry of Water Resource issued the “Urgent Notice on the Safety Management of the Hydroelectric Power Plants”. In accordance with the notice, the hydroelectric power plants shall check the hidden dangers, establish safety management system and liability system, enhance the relevant safeguard measures and deliver the information in time in case of emergency.

Regulations on Environmental Protection in Construction Projects

All hydropower stations in China are subject to the Environmental Protection Law, the Environmental Impact Evaluation Law, the Law on the Prevention and Treatment of Water Pollution, the Law on the Prevention and Treatment of Air Pollution and the Law on Ocean Environment Protection, or collectively, the National Environmental Laws, relevant administrative regulations, ministerial rules and the environmental rules promulgated by the local governments in which jurisdictions the hydropower stations are located. According to the National Environmental Laws, the State Environmental Protection Administration, the predecessor of the Ministry of Environmental Protection, sets national pollutants emission standards and provincial governments may set their local standards for the pollutant emission not specified in the national standards, and set stricter local standards which are required to be filed at the State Administration for Environmental Protection, the predecessor of the Ministry of Environmental Protection. Enterprises discharging pollutants in areas where the local standards for pollutant emission have been set shall observe such local standards.

Pursuant to the Environmental Impact Evaluation Law promulgated on October 28, 2002, the Administrative Rules on Environmental Protection of Construction Projects promulgated on November 29, 1998, and Administrative Measures on Environmental Protection Acceptance upon Completion of Construction Projection promulgated on December 27, 2001, enterprises are required to engage qualified and certified institutions to provide environmental impact evaluations on construction projects and to prepare environmental impact assessments. Construction of any new hydroelectric power project or expansion of an existing hydroelectric power project may only commence after such an assessment is submitted to and approved by the relevant environmental protection administrative authority.

According to the Classified Directory for Environmental Protection and Administration of Construction Projects, promulgated on September 2, 2008 by the Ministry of Environmental Protection and effective on October 1, 2008, the construction of hydroelectric power projects are required to prepare environmental impact assessment forms except for those with total installed capacity of 1,000.0KW or above, pumped storage power stations and hydroelectric power projects in environmental sensitive areas being required to prepare environmental impact assessment reports. In accordance with the Environmental Impact Evaluation Law, construction of any hydropower station is prohibited without the approval of the relevant government authorities of such environmental report or form and the related underlying documents if construction of a hydropower station occurs without such governmental approval, whether by failing the evaluation or not applying for an evaluation, then the relevant enterprise will be ordered to cease construction and be subject to making up relevant procedures within a prescribed time period with the relevant environmental protection administrative authorities. Enterprises that fail to complete such formal procedures within the prescribed time may be fined, and the management and other personnel with direct responsibility for the enterprise are subject to administrative penalties. The National Environmental Laws generally impose discharge fees for polluting substances, and provide for possible closure by the central or local government of any enterprise which fails to comply with orders requiring it to cease or rectify the activities causing environmental damage.

In accordance with the Administrative Rules on Environmental Protection of Construction Projects, the Administrative Measures on the Completion Acceptance of Environmental Protection of the Construction Projects and other relevant regulations, each hydroelectric power project must be tested and approved by local environmental agencies before commissioning, and is subject to continuous government monitoring after commissioning. After the completion of the construction of the hydroelectric power project, it must apply for completion acceptance of environmental protection.

On December 29, 2011, the Ministry of Environment Protection issued the Notice on Strengthening Environment Impact Assessment in Southwestern China (the “Notice”), which became effective on the same date of its issuance. According to the Notice, the acceptance for approving environmental assessment documents for hydroelectric constructing projects shall be supported by an investigative opinion on the environment impact assessment of the development plan for the river valleys where such projects are located. With respect to the river valleys with prior development history, if no environment impact assessment on the development plan is available, submission of environmental assessment documents for the hydroelectric construction projects must be supported by retrospective researches on the environment impact assessment of the development.

The Law of Energy Conservation of China

On October 28, 2007, the Standing Committee of the National People’s Congress adopted amendments to the Law of Energy Conservation, which sets forth policies to encourage energy conservation in industrial sector, buildings, transportation, public institutions and key energy consumption entities. The amendments also seek to develop small hydroelectric power generation plants based on the principle of scientific planning and orderly development.

Regulations on Water and Soil Conservation

On June 29, 1991, the Law of Water and Soil Conservation was promulgated, which was amended on December 25, 2010 with effect from March 1, 2011. On August 1, 1993, the Implementation Regulations on the Law of Water and Soil Conservation were issued, which were amended on December 29, 2010 with effect from January 8, 2011. In accordance with these regulations, when launching a construction project that may result in water and soil loss in mountainous areas, upland areas, and sandy areas with high wind or any other area specified in the water and soil conservation plan prone to water and soil loss, the construction entity shall compile a water and soil conservation scheme and submit it to the water resources authority of the people’s government at or above the county level for approval. Facilities for water and soil conservation shall be designed, constructed and put into operation simultaneously with the principal part of the construction project and subject to the completion acceptance by relevant governmental authorities, including the water resources authority, before the construction project is put into production. Enterprises shall in the course of construction and production adopt water and soil conservation measures and shall be liable to the control of any loss of water and soil. In case commencing the construction of a construction project, which is required to compile a water and soil conservation scheme, without such scheme or without procuring the approval for such scheme, the water resources authority of the people’s government at or above the county level shall order the construction entity to cease the illegal act and go through the relevant formalities within the prescribed time limit; if it fails to do so, a fine up to CNY500,000 shall be imposed upon; and disciplinary actions shall be taken against the directly liable person in charge and other directly liable persons of the production or construction entity according to law. Where any entity puts a construction project into operation without going through completion acceptance of facilities for water and soil or failing to pass such completion acceptance, the water resources authority of the people’s government at or above the county level shall order it to cease production or use until the completion acceptance is passed, and a fine up to CNY500,000 shall be imposed upon.

On January 29, 2014, the National Development and Reform Commission, the Ministry of Finance, the Ministry of Water Resources and the People’s Bank of China jointly issued the Administrative Measures for the use of the compensation fees for water and soil conservation. The enterprises and individuals shall be obligated to the compensation fees for water and soil conservation for the construction projects conducted in the mountainous area, hilly area, the windy desert region and the other regions liable to the water and soil loss, which will result in the unrecoverable water and soil conservation capability. The compensation fees shall be charged one-time based on the area of the occupied land.

Regulations on Water Drawing

According to the Water Law, which was promulgated by the Standing Committee of the National People’s Congress on August 29, 2002 and took effect on October 1, 2002, any legal entity or individual drawing water directly from rivers, lakes or underground shall apply to the water administrative departments or the drainage management departments for a Water Drawing Permit and pay the water resource fees in order to obtain the water drawing rights in accordance with the national water drawing system and the water resource fees system. The State Council is responsible for stipulating the detailed rules regarding the implementation of the Water Drawing Permit system and the collection of water resource fees.

On February 21, 2006, the State Council promulgated the Administrative Regulations on Water-drawing Permits and the Collection of Water Resource Fees, or the Water Drawing Regulations, effective from April 15, 2006. Pursuant to the Water Drawing Regulations, any entity or individual that draws water resources shall, other than for the exceptions prescribed in the Water Drawing Regulations, apply for a Water Drawing Permit and pay water resource fees. Absence of the water drawing permit or failure to obtain such a permit may result in the forced cessation of the water drawing activity, the requirement of immediate remediation and/or the imposition of fines.

The Water Drawing Regulations also provide that a water-drawing entity or individual shall pay water resource fees. A water-drawing entity or individual shall draw water according to the government-approved annual water drawing plan. For water drawing exceeding the plan or quota, water resource fees shall be charged progressively on the excess.

In accordance with the Water Drawing Regulations, the amount of water resource fees due shall be determined based on the levy standard of water resource fees at the locality of the water intake and the actual volume of water for drawing. As for water drawing for the purpose of hydroelectric power generation, the amount of water resource fees due may be determined based on the levy standard of water resource fees at the locality of the water intake and the actual quantity of electricity generated. When a water drawing entity or individual refuses to pay, delays, or otherwise defaults on the payment of water resource fees, the entity or individual will be subject to the penalties prescribed under the Water Law.

On April 9, 2008, the Ministry of Water Resources promulgated the Measures for Administration of Water Drawing Permits, or the Water Drawing Permit Measures. Under the Water Drawing Permit Measures, for construction projects which need to apply for water drawing, the applicant shall entrust an organization with corresponding qualification to prepare a Construction Project Water Resources Analysis Report. For construction projects which draw a comparatively low volume of water and have a comparatively small impact on the surrounding environment, the applicant may be exempted from complying with the requirement to prepare a Construction Project Water Resources Analysis Report but should fill out a Construction Project Water Resources Analysis Form. The applicant should submit the application documents to the relevant authority for obtaining the Water Drawing Permit after the construction of the water-drawing project or facility has been completed and its trial operation has lasted for 30 days.

On November 10, 2008, the Ministry of Finance, the National Development and Reform Commission and the Ministry of Water Resources jointly issued the Administrative Measures on the Collection and Use of Water Resource Fees, or the Water Resource Fees Measures, effective from January 1, 2009. In accordance with the Water Resource Fees Measures, the water resource fees shall be levied on a monthly basis. A water-drawing entity or individual shall submit the volume of water drawn (or the quantity of electricity generated) to the competent water resources authority in charge of collection of water resource fees on a monthly basis and shall make payment of water resource fees within seven days after receiving the Water Resource Fees Payment Notice sent by the competent water resources authority in charge of collection of water resource fees. The Water Resource Fees Measures further clarify that the levy standard of water resource fees shall be set by the National Development and Reform Commission jointly with the Ministry of Finance and the Ministry of Water Resources with respect to the water conservancy projects directly under the administration of the PRC central government or covering different provinces, autonomous regions, or municipalities directly under the PRC central government whose water drawing shall be subject to examination and approval of the drainage area management authority. In addition, the Water Resource Fees Measures stipulate that the levied water resource fees are to be exclusively used for water conservation protection and management, as well as the reasonable development of water resources.

Regulations on Renewable Energy Resources

The Law of Renewable Energy Resources of China

On February 28, 2005, the Standing Committee of the National People’s Congress adopted the Law of Renewable Energy Resources, or the Renewable Energy Law, effective from January 1, 2006. On December 26, 2009, the Standing Committee of the National People’s Congress adopted an amendment to the Renewable Energy Law, which has come into effect on April 1, 2010. Pursuant to the Renewable Energy Law, the PRC government encourages the development and utilization of renewable energy resources, including the connection of renewable energy power generators to local power grids. Pursuant to the Renewable Energy Law, the PRC government implements the development and utilization of renewable energy resources by encouraging the purchase of all renewable energy generated. The State Council energy department, in conjunction with the national power regulatory agency and the State Council finance department, determines, in accordance with the national renewable energy development and utilization plan, the proportion of renewable energy power generation with respect to the overall generating capacity for the planning period. The grid enterprises must enter into grid connection agreements with renewable energy power generation enterprises which have procured administrative permits or have submitted filings and must purchase all hydro-produced power meeting the technical standards for grid connection within their grid coverage. Grid enterprises refusing to purchase power produced by renewable energy generators may be fined in an amount up to double the economic loss suffered by the renewable energy generator. The Renewable Energy Law also authorizes the relevant pricing authorities to set on grid tariffs based on the principles in favor of promoting the utilization of renewable energy and being economically reasonable, and to adjust the tariffs in accordance with the improvement of the renewable energy development and utilization technologies. However, the Renewable Energy Law also stipulates that the application of the Renewable Energy Law to hydroelectric power is guided by the department in charge of energy of the State Council and subject to the approval of the State Council. Such guidance has yet to be provided by the State Council, and in practice the local grids or relevant pricing authorities may not always follow the Renewable Energy Law when purchasing power or setting tariffs.

The Medium and Long Term Development Plan of Renewable Energy Resources

In light of the rapid growth of China economy and rising consumption of energy, China government increasingly encourages the development and use of renewable energy resources. On August 31, 2007, the National Development and Reform Commission issued the Medium and Long Term Development Plan of Renewable Energy Resources, or the Medium and Long Term Development Plan. According to the Medium and Long Term Development Plan, the share of the development and use of renewable energy accounted for 7.5% of the primary energy consumption in 2005. It aims to have the consumption of renewable energy reach 10.0% of the total energy consumption by 2010, and 15.0% by 2020.

The Guiding Catalogue for the Development of Renewable Energy Resources Industry

On November 29, 2005, in accordance with the Renewable Energy Law, the National Development and Reform Commission promulgated the Guiding Catalogue for the Development of Renewable Energy Resources Industry, or the Guiding Catalogue. Grid-connected hydroelectric power projects are included in the Guiding Catalogue. In accordance with relevant provisions of the Renewable Energy Law, financial institutions may provide preferential loans with interest subsidies to the development and utilization projects relating to renewable energy resources which are included in the Guiding Catalogue and satisfy the credit requirements. In addition, the Guiding Catalogue contains two categories of hydropower and four categories of relevant equipment manufacturing which are encouraged and shall be entitled to a series of preferential policies in the area of technology research/development, taxation, pricing, marketing/sales and import/export, the details of which shall be promulgated by the State Council. To date, the State Council has not issued any regulatory guidance to provide relevant details regarding these preferential policies. Business activities conducted by us in the development and use of hydroelectric power are encouraged by the government and we may be entitled to benefit from these preferential policies once the State Council issues detailed implementation rules.

The Administrative Regulations on Power Generation of Renewable Energy Resources

On January 5, 2006, the National Development and Reform Commission promulgated the Administrative Regulations on Power Generation of Renewable Energy Resources. Pursuant to this regulation, grid operators are required to ensure renewable energy power generators are connected to their power grid.

The Supervision and Administrative Measures on the Full Purchase of Electricity of Renewable Energy Resources by Grid Enterprises

On July 25, 2007, the State Electricity Regulatory Commission promulgated the Supervision and Administrative Measures on the Full Purchase of Electricity of Renewable Energy Resources by Grid Enterprises effective from September 1, 2007. This regulation further stipulates the grid operators must purchase all the power generated by renewable energy power generators connected to their grid. The regulation also provides that except for large or medium sized hydroelectric power projects, renewable energy power generators do not need to participate in competitive bidding for their on-grid tariffs. This regulation also provides that power dispatch institutions must give priority to renewable power generation companies when dispatching power.

We believe that we are in material compliance with the current government regulations discussed above. We are not subject to any admonition, penalty, investigations or inquiries imposed by any government regulators, nor are we subject to any claims or legal proceedings to which we are named as a defendant for violation of any PRC laws and regulations.

Employees

As of March 28, 2017, we had approximately 47 full time employees in the PRC. We believe we have good working relationships with our employees. We are currently not a party to any collective bargaining agreements.

For our employees in the PRC, we are required to contribute a portion of their total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, as well as a housing assistance fund, in accordance with relevant regulations. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Executive Officers of the Registrant

The following table sets forth certain information, as of the date of this annual report on Form 10-K, with respect to the executive officers of the Company.

Name	Age	Position(s) with the Company

Curtis Riley	55	Chief Executive Officer, Chief Financial Officer and Director

Curtis Riley. Curtis Riley is the Company’s Chief Executive Officer, Chief Financial Officer and director. Mr. Riley has served as Chief Executive Officer, Chief Financial Officer and director of the Company since October 10, 2016. With over 25 years of experience, Mr. Riley, aged 55, has been forging strategic partnerships, completing merger and acquisition transactions, and structuring large scale outsourcing arrangements in India, China, South America, and Europe. From January 2014 to January 2016, Mr. Riley was a Senior Partner with Silverbear Capital, Inc., a Hong Kong based consulting and investment banking firm. From June 2012 to January 2014, Mr. Riley was an Executive Director, Global Channels with gen-E Technologies, which created and maintained partnerships between itself and systems integrators in Asia, India and North America. From June 2011 to June 2012, Mr. Riley was the Vice President of Business Development at Allsec Technologies, a provider of business process outsourcing services including loan modifications, default services, telemarketing, customer care, and technical support. My Riley served as a Director of Jiasen International Holdings from September 2015 to May 2016. Mr. Riley received a Bachelor of Science degree in Electrical Engineering from the University of Texas, Austin in 1983. There are no other arrangements or understanding between Mr. Reilly and any other person pursuant to which Mr. Reilly was selected as a director or an officer. Mr. Reilly has no family relationships with any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. There have been no transactions, since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which Mr. Riley had or will have a direct or indirect material interest.

Available Information

We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through our internet website at www.axiomholdings.info as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

Our History

We were organized in Nevada on August 7, 2013 under the name At Play Vacations, Inc. The Company incorporated a wholly-owned subsidiary, Quality Resort Hotels, Inc. in Florida on August 8, 2013. Originally, we operated as a vacations company that booked on-line travel, offering low rates on rooms in popular resort destinations in North America in return for clients to attend marketing presentations from a local real estate developer. Our corporate headquarters were located in Punta Gorda, Florida, and our initial fiscal year end was September 30.

For the period from inception (August 7, 2013) to September 30, 2013, we generated $10,000 from the issuance of 10,000,000 shares of common stock to our officers and directors of the Company. For the year ended September 30, 2014, we generated $70,000 from the issuance of 7,000,000 shares of our common stock during September 2014 and $ 30,000 from the short-term loan from a related party.

On August 7, 2015, founding stockholders and sole directors Michael Hay and Jake Martin, sold the entirety of their shares, totaling 10,000,000 shares, to Chua Seong Seng, Lim Wei Lin and Low Tuan Lee in a private transaction. Effective August 17, 2015, each of Michael Hay and Jake Martin resigned from their respective positions as officers of the Company, and Chua Seong Seng was appointed as the President and Chief Executive Officer, Lim Wei Lin was appointed as the Secretary, and Low Tuan Lee was appointed as the Chief Financial Officer and Treasurer of the Company. Also effective August 17, 2015, Chua Seong Seng, Lim Wei Lin and Low Tuan Lee were appointed as directors of the Company, and each of Michael Hay and Jake Martin resigned as directors of the Company.

On August 31, 2015, the Board of Directors approved a 20:1 forward split of its common stock, such that shareholders holding shares of the Company common stock will receive 20 new shares of common stock for each old share upon surrendered to the Company. The forward split was effective on November 23, 2015.

On September 7, 2015, the Company incorporated its wholly-owned subsidiary Horizon Resources Co. Ltd in the Cayman Islands.

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

On October 1, 2015, the Board of Directors approved a change in the Company’s fiscal year end from September 30, to December 31. The Company filed its annual report on Form 10-K for the year ended September 30, 2015. The Company filed a transition report for the period from October 1, 2015 through December 31, 2015 on Form 10-Q/T.

On February 19, 2016, the following occurred with respect to the management of the Company: (i) Chua Seong Seng resigned as Chief Executive Officer, President and as a director; (ii) Lim Wei Lin resigned as Secretary and as a director; and (iii) Low Tuan Lee was appointed Chief Executive Officer and President, and retained his position as Chief Financial Officer and director.

In April 2016, the Company determined to discontinue operations related to on-line travel booking which was performed under the Company’s subsidiary Quality Resort Hotels, Inc.

On June 23, 2016, Quality Resort Hotels, Inc. was legally dissolved with the state of Florida.

On October 3, 2016, our board of directors approved the selection of Anthony Kam & Associates Ltd, Certified Public Accountants as our independent registered public accounting firm replacing Sadler, Gibb & Associates, LLC.

Acquisition of CJC and its Subsidiaries

In August 2016, the shareholders of CJC developed a plan to position itself to acquire companies that were seeking to expand and obtain the benefits of a U.S. public company (the “Restructuring”). A key element of the Restructuring was to enter into a transaction with a public company in the United States by which we, the public company, would acquire operations based in the PRC, all in compliance with PRC law. To accomplish this, the shareholders of CJC formed JinBaiXing (Shenzhen) Clean Energy Technology Service Company Limited (“JBX”), formed on August 26, 2016, to acquire companies engaged in power production and JinTaiHong (Shenzhen) Hotel Management Service Company Limited (“JTH”), formed on August 26, 2016, to acquire companies engaged in the hospitality industry. JBX and JTH are wholly-owned foreign entities organized under the laws of the PRC (the “WFOE’s”).

Effective as of August 31, 2016, JBX acquired or has agreements under which it has acquired 100% of the issued and outstanding equity of the following operating companies organized under the laws of the PRC. These companies make up our Power Production Segment:

•	Xiaojin County Jitai Power Investment Company Limited (“Jitai Power Investment”), formed on November 10, 2003,

•	Xiaojin County Xin Hong Electric Power Development Company Limited (“Xin Hong Power Development”), formed on January 17, 2006, and

•	Sichuan Xing Tie Electric Power Company Limited (“Xing Tie Electric”), formed on November 12, 2003.

Effective as of August 31, 2016, JTH acquired or has agreements under which it has acquired 100% of the issued and outstanding equity of the following operating companies organized under the laws of the PRC. These companies make up our Hospitality Segment:

•	Xiao Jin County EnZe Hotel Management Company Limited (“EnZe Hotel Management”), formed on May 25, 2016; and

•	Xiao Jin County SiGuNiang Mountain Hotel Management Company Limited (“SiGuNiang Mountain Hotel Management”),formed on September 13, 2007.

Having identified Axiom Holdings, Inc. as the preferred public company to acquire, and CJC having consolidated its acquisitions of the operating companies listed above, CJC and the CJC Shareholders entered into the Share Exchange Agreement, as amended with Axiom and Horizon, and the transactions set forth in that agreement were completed on December 21, 2016.

The Share Exchange Transaction

On October 10, 2016, we entered into the Share Exchange Agreement with CJC, together with its subsidiaries, JBX, Jitai Power Investment, Xin Hong Power Development, JTH, EnZe Hotel Management and SiGuNiang Mountain Hotel Management and the two shareholders of CJC, Hu Dengyang and Yang Chuan (the “CJC Shareholders”).Pursuant to the Agreement, we agreed to acquire all of the issued and outstanding shares of CJC from the CJC Shareholders in exchange for the issuance to the CJC Shareholders of 200,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). In connection with the transactions contemplated under the Share Exchange Agreement, we agreed to cancel 200,000,000 shares of our Common Stock currently outstanding prior to the closing of the transactions, and therefore the shares of Common Stock issued to the CJC Shareholders in the transactions pursuant to the Share Exchange Agreement will represent approximately 58.8% of the issued and outstanding shares of the Company’s Common Stock at the closing of such transactions.

On December 21, 2016, the Company, Horizon, CJC(Hong Kong), Ltd. (“CJC”) and the CJC Shareholders entered into an amendment to the Share Exchange Agreement (the “SEC Amendment”) in which Horizon agreed to acquire all of the issued and outstanding CJC Shares from the CJC Shareholders in exchange for the issuance by the Company to the CJC Shareholders of 200,000,000 shares of Common Stock. The Share Exchange Agreement as amended by the SEA Amendment is collectively referred to as the “Share Exchange Agreement, as amended”. The SEA Amendment also provides for the addition of Xing Tie Electric which is an additional subsidiary of CJC to be acquired as part of the transaction. The Share Exchange Agreement as originally drafted provided for the direct acquisition by the Company of the CJC Shares, and the SEA Amendment accomplishes this through the transfer of the CJC Shares to Horizon, resulting in indirect ownership by the Company of the CJC Shares through its wholly owned subsidiary Horizon. The SEA Amendment also corrects the name of CJC which was incorrectly written in the Share Exchange Agreement as CJC Holdings, Ltd. rather than the correct name of CJC(Hong Kong), Ltd.

On December 21, 2016, our wholly owned subsidiary Horizon completed the acquisition of the CJC Shares as provided for in the Share Exchange Agreement as amended by the SEA Amendment. Pursuant to the terms and conditions of the Share Exchange Agreement, as amended, the CJC Shareholders who collectively own 100% of the issued and outstanding shares of CJC exchanged their CJC Shares for an aggregate of 200,00,000 shares of our common stock. Pursuant to terms of the Share Exchange Agreement and immediately prior to the completion of the acquisition of CJC, Low Tuan Lee, Lim Wei and Chua Seong cancelled an aggregate of 200,000,000 shares of our common stock. Upon completion of the closing, CJC will become a subsidiary of our company and the CJC Shareholders as a group will hold approximately 58.8% of our pro-forma shares of Common Stock outstanding which is expected to be approximately 340,000,000 shares giving effect to the issuance of the shares to acquire CJC and the share cancellation.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, together with all of the other information included in this Annual Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and investors may lose all or part of their investment. Investors should read the section entitled “Cautionary Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this Annual Report.

Risks Related to our Business and Industry

Risk Factors Relating to Our Business

Our operations may be interrupted by realization of unexpected risks or difficulties in integrating acquired businesses, which could interrupt our existing business and materially and adversely affect our results of operations.

Our continued growth and ability to leverage our management expertise depend on the successful implementation of our acquisition strategy. We cannot assure you that any particular acquisition will produce the intended benefits. For instance, if we fail to integrate an acquired project into our operations successfully, or the synergies expected from an integration ultimately fail to materialize, then our existing business operations may be interrupted. We may have as a result expended significant management time, capital and other resources to the transaction, which interrupted our existing business operations.

Risks which may be incurred through acquisitions include, but are not limited to:

•	potential construction or engineering problems which may expose us to severe economic loss or legal liabilities and require substantial expenditure from us to remediate;

•	unforeseen or hidden liabilities, including exposure to legal proceedings, associated with newly acquired companies;

•	failure to generate sufficient revenues to offset the costs and expenses of acquisitions;

•

potential impairment losses and amortization expenses relating to goodwill and intangible assets arising from any of such acquisitions, which may materially reduce our net income or result in a net loss; and

•	possible contravention of Chinese regulations applicable to such acquisitions.

Any one or a combination of the above risks could interrupt our existing business and materially adversely affect our results of operations.

We have not obtained formal title certificates to some of the properties we occupy, which may subject us to lawsuits or other actions being taken against us and may result in our loss of the right to operate on these properties and increased operating expenses.

We have not obtained formal title certificates in respect of the land that certain of our operating companies use. We are in the process of completing the legal procedures for obtaining the relevant title certificates for the parcels of land and buildings involved and registering them in the name of our operating companies. However, we may not be able to obtain all of the formal title certificates. Our rights as owner or occupier of these properties and buildings may be adversely affected as a result of the absence of formal title certificates and we may be subject to lawsuits or other actions taken against us and may lose the right to continue to operate on these properties. We intend to use proceeds from funds raised in the equity capital markets following the Transactions to obtain missing title certificates for the full legal use of the land we use in our business.

Energy Business

Our business is dependent upon hydrological conditions, which may from time to time result in conditions that are unfavorable to our business operations.

Our hydroelectric power generating prospects are dependent upon hydrological conditions prevailing from time to time in Sichuan Province in which our existing and planned hydroelectric power projects are located. There can be no assurance that the water flows at our existing and future sites will be consistent with our expectations, or that climatic and environmental conditions will not change significantly from the prevailing conditions at the time our projections were made. Water flows vary each year, and depend on factors such as rainfall, snowfall, rate of snowmelt and seasonal changes. We believe that over time, while annual precipitation levels will typically be above or below average, such variations will mostly likely average out. However, our existing and future hydroelectric power projects may be subject to substantial variations in climatic and hydrological conditions which may reduce water flow and thus our ability to generate electricity. While we have selected our hydroelectric power projects for operation and development in part on the basis of their projected outputs, the actual water flow required to produce those outputs may not exist or be sustained. If hydrological conditions result in droughts or other conditions that negatively affect our existing or proposed hydroelectric generation business, our results of operations may be materially and adversely affected.

We may encounter difficulties in pursuing our acquisition strategy, which would result in us being dependent upon our current portfolio of hydroelectric power projects and having limited revenue growth potential.

If we intend to continue acquiring hydroelectric power projects, our ability to implement our acquisition strategy depends on a number of factors, in particular, our ability to maintain our current portfolio of hydroelectric power projects, identify suitable acquisition targets, and reach agreements with sellers for acceptable consideration and on commercially reasonable terms and secure financing necessary for completing future acquisitions. There is no guarantee that we have the ability to pursue acquisition opportunities we identify in the future or the ability to maintain our current portfolio of power projects. We do not currently anticipate any major asset purchase in at least the short term. We cannot assure you that we will not need to sell energy-related operating assets. In addition, if we decide to make additional acquisitions in the future, we believe identifying and acquiring projects on reasonable terms may be more difficult as domestic and international competitors seek to acquire small hydroelectric power projects in China. Furthermore, depending on factors such as the national monetary policy and the credit market environment in China, in the event that we are in a position to pursue acquisitions in the future, we may not be able to secure financing for additional acquisitions. If we are unable to acquire suitable hydroelectric power projects in China, we will be dependent upon our existing hydroelectric power projects. This may result in our dependence upon the performance of our existing operating plants and upon electricity sales in the existing geographical areas. It may also subject us to increased risks associated with drought or other natural disasters in the existing geographical areas we operate and limit our ability to grow our revenues and to obtain the benefits of scale that we anticipate.

The operation of our hydroelectric power projects and customer demand for our power may be vulnerable to disruptions caused by natural and man-made disasters, which may materially and adversely affect our results of operations.

Our hydroelectric power projects could be required to cease operating in the event of a drought, and to cease operating or even be damaged in the event of a flood. Water supply to our hydroelectric power projects and the projects themselves are vulnerable to natural disasters including, but not limited to, earthquakes, storms, tornadoes and floods, as well as disasters caused by human actions such as terrorist attacks, military conflicts and other deliberate or inadvertent actions which may affect the availability of water supplies or water flow to our hydroelectric power projects. Our hydroelectric power projects are in an area of relatively high seismic risk as compared to other areas of China. Such disasters are unpredictable and can significantly damage our access to water supply and power plant equipment as well as the property of our consumers. For example, on May 12, 2008, Sichuan Province was struck by an earthquake measuring 8.0 in surface wave magnitude (Richter scale) and with an epicenter located 80 kilometers west northwest of Chengdu on the Longmenshan fault. The Zipingpu Dam, a hydroelectric dam located 20 kilometers east of the epicenter of the earthquake, experienced some damage and temporary suspension of activities as a result of the earthquake. Under such circumstances, market demand for power in general may be significantly and adversely affected, reducing the need for the electricity we produce, and we may be unable to continue operation of our plants or to produce the level of electricity we expect. Insurance coverage that we may currently or in the future maintain may not be adequate to compensate us for all damages and economic losses which may arise in connection with these disasters. Such disruption to our operations could materially and adversely affect our results of operations.

We derive our energy distribution revenues solely from the sale of hydroelectric power electricity to one customer. Any prolonged disruption to the demand for hydropower or termination our customer relationship may cause our revenues to decrease significantly.

Our energy-related business derives revenues solely from the sale of electricity generated by our hydroelectric power projects, and the sole customer for electricity sales by Jitai Power Investment is National Sichuan Xiaojin County Electricity Supply Company Ltd. If for any reason this customer reduces or eliminates its purchases of hydropower, whether due to the emergence of a cheaper renewable energy source, withdrawal of government policy support for the dispatch of renewable energy or a severe drop in the demand for power in the region, we may not have alternative customers readily available to us. Without alternative sources of income, our revenues would decrease significantly should a reduction in demand for hydropower or lack of customers continue for a prolonged period.

Failure to renew our power purchase agreements could result in a reduction or complete loss of revenues from the hydroelectric power projects, which would have a materially adverse effect on our revenues, results of operations and net cash used in operating activities.

Jitai Power Investment’s power purchase agreement with National Sichuan Xiaojin County Electricity Supply Company Ltd. Expires in August 2020. This agreement provides for automatic renewal. If we should be unable to renegotiate a power purchase agreement with this customer, it is unlikely we would be able to obtain alternative customers for the power generated by the project.

The operations of our hydroelectric power projects may be adversely affected by the failure of key equipment, civil structures or transmission systems, which could result in lost revenues, increased maintenance costs and our owing damages to our customers for lost revenues.

The breakdown or failure of key equipment or of a civil structure in our hydroelectric power projects could disrupt the generation of electricity and result in revenues being lower than expected. Further, any breakdown or failure of one or more of our transmission systems could disrupt transmission of electricity by a power plant to the power grid. We could experience an equipment breakdown at our hydroelectric power projects, resulting in temporary suspensions of electricity generation and distribution. Repair of such breakdowns may take one or two days or up to a month, depending on the nature of the problem and availability of spare parts. In addition, if the problem is related to the grid, we will not be able to dispatch our power until the grid carries out the necessary repairs. A portion of the generation facilities that we have acquired, or may acquire in the future, were, or may have been, constructed many years ago. Older generating equipment may require significant capital expenditure to keep it operating efficiently. Such equipment is also likely to require periodic upgrading and improvement. Breakdown or failure of one of our plants also may prevent us from performing under the applicable power sales agreements which, in certain situations, could result in termination of the agreements or incurring liability for liquidated damages. These events may reduce our ability to generate power, resulting in loss of revenues and increased maintenance costs.

Our power generating operations may be adversely affected by operational risks, which may result in uninsured losses.

Operating hydroelectric power projects involves many risks and hazards which may be beyond our control and could cause significant business interruptions, personal injuries and property or environmental damage, and could increase power generating costs at affected hydroelectric power projects for an unknown duration. These risks include but are not limited to: failure of power transmission systems; unexpected maintenance or technical problems; human error; failure of our mechanical, software or monitoring systems; and industrial accidents. The occurrence of any of these events, and the consequences resulting from them, may not be covered adequately or at all by our insurance policies. We do not currently carry any third-party liability insurance, business interruption insurance or insurance covering environmental damage arising from accidents on our property or relating to our operations. Losses incurred or payments we may be required to make may have a material adverse effect on our results of operations and financial condition.

On-grid tariffs are set based on regulatory guidance, actual supply of electricity to a power grid and regional demand for electricity, and changes in these factors may materially and adversely affect our results of operations.

All our electricity sales are to power grids and such sales are subject to on-grid tariffs. Since April 2001, the Chinese government has gradually implemented an on-grid tariff setting mechanism based on the actual costs of power projects as well as the average costs of comparable power projects that were constructed during the same period within the same provincial power grid.

This on-grid tariff setting mechanism was intended to replace the old mechanism for setting on-grid tariffs for planned output. Based on our experience, the determination of such average costs usually takes into consideration such factors as:

In addition, the price for electric power sold to end consumers is fixed in China because the sales price of electricity is uniformly formulated by the National Development and Reform Commission. Thus, we must estimate the price at which the National Development and Reform Commission will allow power grids to sell electricity and set our prices so that, from the power grids’ perspective, their cost for our electricity is acceptable when considered with the costs of other power producers on the grid. Thus, although our on-grid tariffs are lower than those for thermal power projects, the tariff levels we obtain from local grids may still be impacted by changes in the cost of generating thermal power and actual regional demand for power. In addition, if demand for electricity rises beyond expectations, then we cannot raise our prices accordingly to benefit from the increased demand. If actual sales prices are significantly below our estimates for such sales prices, then our financial condition and results of operations may be materially and adversely affected.

If less than all of the electricity we generate is dispatched by the grids, our future revenues will be reduced.

Our profitability depends, in part, upon each of our hydroelectric power projects generating electricity at a level sufficient to meet or exceed the planned generation agreed with our local dispatch company, which in turn will be subject to local demand for electric power and dispatching to the grids by the dispatch centers of the local grid companies.

The dispatch of electric power generated by a power project is controlled by the dispatch centers of the applicable grid companies pursuant to a dispatch agreement with us and pursuant to governmental dispatch regulations. No assurance can be given that the dispatch centers will dispatch the full amount of the planned generation of our power projects. A reduction by the dispatch centers in the amount of electric power dispatched relative to our hydroelectric power projects’ planned generation could have a material adverse effect on our power generation and thus reduce our revenues. To date, however, other than external factors described elsewhere, such as limitations on transmission capacity in several instances, the only situation we have experienced when the dispatch centers accept less than the full amount of the power capable of being generated by our power projects is during brief periods of particularly heavy precipitation when our projects and others generate more power than the grids can physically accept and transmit. This occurs notwithstanding regulatory requirements that grids accept all power generated by renewable energy sources.

Compliance with environmental regulations can be costly, and we may become subject to further environmental compliance requirements in connection with our operations, which could materially and adversely affect our results of operations and financial condition.

We are required to comply with PRC national and local regulations regarding environmental protection for the construction and operation of our hydroelectric power projects. To the extent that our existing hydroelectric power projects may have been in compliance with PRC environmental protection laws and regulations at the time they were constructed, we cannot assure you that the PRC government will not require retroactive application of current laws and regulations to such old plants. Compliance with environmental regulations can be very expensive, and non-compliance with these regulations may result in adverse publicity, potentially significant monetary damages and fines and suspension of our business operations. In addition, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. If we fail to comply with any future environmental regulations, we may be required to pay substantial fines, suspend production or even cease operations. We do not carry any insurance for damages resulting from failure to comply with environmental regulations.

Our business and business prospects rely in part on policy support from the PRC government, and our financial condition and results of operations may be materially and adversely affected if we lose such support.

National, provincial and local governments in China support the expansion of hydroelectric power, which eases the approval process for facility acquisition, construction and financing. Expansion of both large and small-scale hydroelectric power production is one of the priorities for the development of the nation’s power supply, and foreign investment in the sector is encouraged. We currently enjoy several types of government support, including policy support for local grids to purchase all the power we generate and potentially lower levels of VAT levied on small hydropower production. If for any reason, such as development of new energy production technologies or migration to other renewable energy sources, China removes such policy support, our financial condition and results of operations may be materially and adversely affected.

Competition in the PRC power industry may increase, and our results of operations and growth prospects may be materially and adversely affected if we are unable to compete effectively.

Our business depends on the competitiveness of hydroelectric power generation in relation to other forms of electric power generation. Fewer hydroelectric power projects may be built and less electricity from hydroelectric power sources may be sold if fossil fuel prices remain suppressed or if other renewable energy sources become less expensive than hydroelectric power, either of which could have a material adverse effect on our results of operations, financial condition and growth prospects.

The demand for power projects that produce electricity from renewable energy sources such as water depends in part on the cost of generation from other sources of energy. The terms under which supplies of petroleum, coal, natural gas and other fossil fuels, as well as uranium, can be obtained are key factors in determining the economic interest of using these energy sources rather than renewable energy sources. The principal energy sources in competition with renewable energy sources are petroleum, coal, natural gas and nuclear energy. A decline in the competitiveness of electricity from renewable energy sources in terms of cost of generation, technological progress in the exploitation of other energy sources, discovery of large new deposits of oil, gas or coal, or a decline in prices of those fuels, could weaken demand for electricity generated from renewable energy sources.

In the renewable energy sector, competition primarily exists with regard to factors such as bidding for available sites, performance of sites in generation, quality of technologies used, price of power produced and scope and quality of services provided, including operation and maintenance services. A decline in the competitiveness of electricity generated from hydroelectric sources in terms of such factors could weaken demand for hydroelectric power. Should hydroelectric power production become uncompetitive with other forms of renewable energy production, or if fossil fuel production continues to become more cost competitive, the construction of hydroelectric power projects may slow, thus reducing our pool of potential acquisition targets and limiting our ability to grow our operations.

Planning, construction, acquisition and operation of our hydroelectric power projects require us to obtain and maintain a significant number of permits and approvals from PRC government agencies. Failure to obtain and maintain these permits and approvals could result in significant fines and our loss of the right to develop or operate those assets, which would materially and adversely affect our future growth plans and results of operations.

The planning, construction, acquisition and operation of small hydroelectric power projects in China requires permits and approvals to be obtained and maintained under different regulatory schemes administered by a wide range of PRC government agencies. We believe we have the appropriate permits and approvals required to develop and operate our hydroelectric power projects. In the event, however, it is determined that we failed to obtain all required permits and approvals, we may in certain cases, be subject to significant fines or the government authorities requiring us to cease operation of our hydroelectric power projects, or unwind the acquisition of the project, any of which would materially and adversely affect our future growth plans and results of operations. Failure to obtain permits and approvals for our development projects may result in our inability to complete and operate the project, or our being subject to penalties and fines upon completion of the project, either of which could materially and adversely affect our future growth and results of operations.

Our operations in China are extensively regulated by the PRC government and our costs associated with compliance with such regulations are substantial. Our results of operations and future growth prospects may be materially and adversely affected by future changes in government regulations and policies.

All of our hydroelectric power projects in China are subject to extensive regulation by the PRC governmental authorities, including central governmental authorities such as the Ministry of Commerce, the State Administration for Industry and Commerce, the National Development and Reform Commission, the State Electricity Regulatory Commission, the State Administration of Taxation, the Ministry of Environmental Protection, the Ministry of Communications and Transportation, the Ministry of Water Resources, the Ministry of Land and Resources and the Ministry of Housing and Urban-Rural Development, as well as their provincial and local counterparts. Government regulations address virtually all aspects of our operations, including, among others, the following:

•	planning and construction of new power projects;

•	the granting of power generation, dispatch and supply permits;

•	the amount and timing of power generation;

•	the setting of on-grid tariffs paid to power producers and power tariffs paid by consumers of electricity;

•	power grid control and power dispatch, including the setting of preferential policies for the dispatch of renewable energy generated power;

•	allocation of water resources and control of water flows;

•	environmental protection and safety standards;

•	acquisitions by foreign investors; and

•	taxes, in particular Enterprise Income Tax and Value Added Tax.

Our costs of compliance with, and reliance on, this regulatory system are significant to our business. An increase in the cost of compliance could increase our operating costs and expenses and materially and adversely affect our results of operations. Moreover, policy movements against renewable energy power producers could limit our opportunities for growth and materially and adversely affect our revenues.

The transfer of state-owned assets in China is subject to approval by authorities in charge of state-owned assets administration and supervision and involves a public bidding process. Any failure by us or prior owners of our projects to comply with PRC laws and regulations in respect of the transfer of state-owned assets may result in the imposition of fines or forfeiture of our projects.

We currently have a portfolio of two operating hydroelectric power projects and two hydroelectric power projects scheduled to begin operation by 2019. Some of our projects were previously state-owned assets. Under PRC law, the transfer of state-owned assets is subject to strict procedures and approvals. We are in the process of complying with all requisite procedures in acquiring state-owned assets. However, if a previous transferor of state-owned assets failed to comply with relevant PRC law, the transfer of the state-owned assets may be reversed by the government or fines may be levied. In such circumstances, we will have a legal right to recover our investment in the assets, but we may not be able to recover from the relevant parties, which could result in a loss of power generation plants, loss of revenues and a significant increase in operating costs.

Hotel Business

We are subject to the business, financial and operating risks common to the hotel business which could reduce our revenues and limit opportunities for growth.

Business, financial and operating risks common to the hotel business include:

•

significant competition from hospitality providers in the region and from regions within the PRC which offer similar travel experiences and attractions, particularly related to the natural beauty of the landscape which surrounds our planned hotel properties;

•	the costs and administrative burdens associated with complying with applicable laws and regulations in the PRC;

•	delays in construction or delays and cancellations of planned or future development or refurbishment projects;

•	changes in desirability of geographic regions for travel within the PRC and shortages of desirable locations for future development;

•	decreased corporate or governmental travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

•	negative public perception of corporate travel-related activities;

•	statements, actions, or interventions by governmental officials related to travel, meetings or other aspects of hotel business and operations;

•	the increasing influence and reliance on technology for distribution channels and the impact of internet intermediaries and other new industry entrants on supply, pricing and the value of our brands;

•	health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•

changes in operating costs including, but not limited to, energy, water, labor costs (including the impact of labor shortages and unionization), food costs, workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•	the availability and cost of capital to allow us to fund new hotel construction and existing hotel renovations; and

•	cyclical over-building in the hotel business and residential and vacation ownership business.

Our revenues, profits, or market share could be harmed if we are unable to compete effectively.

The hotel and hospitality industries are highly competitive. Our properties will compete for customers with other hotel and resort properties, ranging from national and international hotel brands to independent, local and regional hotel operators. We also compete with other vacation options such as cruises, as well as alternative lodging arrangements in which residential properties in locations throughout the world are marketed, reserved and rented in a manner consistent with hotels. Furthermore, new or existing competition that uses a business model that is different from our business model may challenge our ability to remain competitive. We will compete based on a number of factors, including quality and consistency of rooms, restaurant and meeting facilities and services and attractiveness of location. Some of our competitors may have substantially greater marketing and financial resources than we will have, and if we are unable to successfully compete in these areas, our operating results could be adversely affected.

Moreover, we may enter into and maintain management agreements and leases with property owners. We may compete with other hotel companies for this business primarily on the basis of fees, contract terms, brand recognition, and reputation. In connection with entering into these agreements, we may be required to make investments in, or guarantee the obligations of, third parties or guarantee minimum income to third parties. The terms of our management agreements and leases for each of our hotels will be influenced by contract terms offered by our competitors, among other things. We cannot assure you that we will be able to enter into future collaborations, enter into new agreements or renew agreements in the future on terms that are favorable to us.

Degradation in the quality or reputation of our brand could adversely affect our financial results and growth.

For our properties to be attractive and competitive, we will have to spend money periodically to keep the properties well maintained, modernized and refurbished. This will create an ongoing need for cash. To the extent that we cannot fund expenditures from cash generated by operations, funds will be borrowed or otherwise obtained. Failure to make the investments necessary to maintain or improve such properties, act in accordance with applicable brand standards or project a consistent brand image could adversely affect the quality and reputation of our brands. If the reputation or perceived quality of our brands declines, our market share, reputation, business, financial condition or results of operations could be affected.

External perception of our hotels could harm our brands and reputation as well as reduce our revenues and lower our profits.

Our brands and our reputation will become one of our important assets. Our ability to attract development partners and to attract and retain guests will depend, in part, upon the external perceptions of our brand, the quality of our hotels and services and our corporate and management integrity. There is a risk to our brand and our reputation if we fail to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, sustainability, responsible tourism, environmental management, human rights and support for local communities. The considerable increase in the use of social media over recent years has greatly expanded the potential scope and scale, and increased the rapidity of the dissemination of the negative publicity that could be generated by any such adverse incident or failure. An adverse incident involving our associates or our guests, or in respect of our third-party vendors or owners and the industry, and any media coverage resulting therefrom, may harm our brand and reputation, cause a loss of consumer confidence in us or the industry, and negatively impact our results or operations.

Third-party and internet-based reservation or booking channels may negatively impact our revenues.

We expect significant booking to be performed through third-party internet travel intermediaries such as eLong, Ctrip and Qunar; international third-party internet travel intermediaries such as Expedia, Orbitz and Booking.com; groupbuy companies which provide hotel booking, such as Meituan; Alitrip, which is a business unit of Alibaba Group Holding Limited; travel companies such as Tuniu Corporation and Tongcheng Network Technology Share Co., Ltd.; and lesser-known online travel service providers. In addition, travelers can book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms. As the percentage of internet bookings increases, these intermediaries may be able to obtain more volume or better rates. Some internet reservation intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification, which we expect to be among our most important assets. Moreover, third-party reservation channels may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us. Over time, consumers may develop loyalties to third-party internet reservations systems rather than to our online booking tools or our brands. Although we expect to derive significant revenues from traditional channels and our websites, our business and profitability could be adversely affected if customer loyalties significantly shift from our brands to their travel services, diverting bookings away from our websites, or through their fees increasing the overall cost of internet bookings for our hotels.

A failure to keep pace with developments in technology could impair our operations or competitive position.

The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, brand assurance and compliance, procurement, reservation systems, distribution, revenue management and guest amenities. These technologies can be expected to require refinements, including complying with legal requirements in connection with privacy and/or security regulations, requirements, and commitments established by third parties such as the payment card industry, and there is the risk that advanced new technologies will be introduced. Further, the development and maintenance of these technologies may require significant capital. There can be no assurance that as various systems and technologies become outdated or new technology is required, we will be able to replace or introduce them as quickly as our competition or within budgeted costs and timeframes. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.

A slow-down of economic growth in China may adversely affect our growth and financial performance.

Our financial results have been and will likely continue to be significantly affected by the condition of the economy and the travel industry in China. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during economic downturns. In recent years, the PRC economy has seen a slowdown related to the international financial crisis in 2008, and slower growth in 2014 and 2015. In 2016, economic conditions remain uncertain and unpredictable, with a lowering of the government’s economic growth target, and some forecasters predicting a significant slowdown. In addition, China is affected by global economic conditions, which have been volatile in recent years. The global financial markets have experienced significant disruptions since 2008, and currently face slow growth in Japan, a European debt crisis and a multitude of other uncertainties, including the long-term effects of expansionary monetary and fiscal policy. There have also been concerns over regional tensions, including those between, China and Japan, between Russia and Ukraine, protests in Hong Kong and Iran’s and North Korea’s nuclear programs, as well as concerns relating to other countries, including those in the Middle East and Africa, which have resulted in volatility in oil and other markets. We believe that demand for travel services in China will continue to be linked to the condition of the broader PRC economy in the future. A slow-down of economic growth in China is likely to reduce expenditures for travel, which would have a material adverse effect on our revenues and results of operations.

Declines or disruptions in the travel industry may reduce our revenues.

Our business is affected by the condition of the overall travel industry in China. Trends or events that may reduce travel and therefore may reduce our revenues include:

•	outbreaks, or the fear of outbreaks, of bird flu, Zika or other diseases;

•	travel-related accidents;

•	unseasonable or extreme weather;

•	natural or man-made disasters;

•	increased prices or fees in the accommodation, airline or other travel-related sectors; and

•	political events, social unrest, ethnic or religious conflict, or instability in travel origin or destination markets.

As a result of any of these events, over which we have no control, our results of operations and financial condition could be materially and adversely affected.

We may incur losses for breaches of security on our websites, failure to protect confidential data or fraudulent transactions.

We anticipate relying substantially on online booking and credit card processing systems. The internet industry in China faces significant challenges in the areas of information security and privacy, including the storage, transmission and sharing of confidential information. Our transactions are likely to be conducted through computers, mobile phones, tablet devices and other systems. In such transactions, the maintenance, storage and secure transmission of confidential information (such as itineraries, accommodation and other reservation information, personal information and payment information) is essential to maintain consumer confidence. Due to rapidly advancing technology and the growing variety, sophistication and complexity of information security threats, our current security measures may not be adequate to prevent future data or privacy breaches and other types of system attacks. In addition, PRC legal requirements, consumer and supplier expectations relating to the collection, use and protection of consumer information have increased in recent years. Security breaches or improper collection, storage or use of information on our or our other third-party systems could expose us to significant financial losses, adverse publicity, government action or litigation, which could harm our reputation and lessen our ability to attract and retain customers. Reputational or financial harm could also be caused by security or information breaches of our partners, including banks and travel suppliers, related to transactions by our customers.

We expect our customers will generally pay using credit cards, debit cards or online methods. There have been and will likely continue to be attempts to use fraudulently obtained credit cards, fraudulent or stolen forms of online payment or fraudulent or stolen account information to pay for our products and services, to hack or otherwise compromise the security and confidentiality of our virtual cash, eCoupon and other systems and accounts, and to use other fraudulent or false schemes to steal from us. Frauds may be attempted by our employees, partners or other third parties acting individually or in concert with one another. New schemes and methods are likely to emerge in response to our increasing number and variety of marketing efforts and promotions, growing number of travel suppliers located throughout China, greater variety of products and services, and changes in our systems and processes. As fraudulent schemes, including but not limited to payment and transaction schemes and attacks on computer systems evolve and become more sophisticated, it may become increasingly difficult and costly for us to detect, minimize and prevent such fraud. Any fraud, theft or other compromise of the security of our systems or confidential data could cause us to incur significant and unforeseen financial and reputational losses.

Our business depends on the technology infrastructure of China’s internet and technology services provided by third parties.

Access to the internet in China is maintained through a network owned by state-owned Chinese telecommunications carriers under the regulatory supervision of China’s Ministry of Industry and Information Technology (the “MIIT”) and government security agencies. Networks in China connect to the internet through a government-controlled gateway, which is the only channel through which domestic Chinese users connect to the international internet network. We will rely on this infrastructure and the state-owned telecommunications companies to provide bandwidth and data capacity. We would have no access to alternative networks and services, on a timely basis, if at all, in the event of any infrastructure interruption, suspension or failure.

We will also rely on third-party computer systems, software and service providers, including the computerized reservation systems of accommodations and third party service providers such as eLong and Ctrip. Third parties provide, for example, computer storage systems and software licensing, support and maintenance services. In addition, third parties provide internet data centers which will hold many of our servers and other technology systems. These third-party data centers may be subject to system downtime, hacker attack, fraudulent access, natural disaster, human error or other causes leading to unexpected business interruptions. Any interruption in these or other third-party services or deterioration in their performance could impair the quality of our service. Furthermore, if our arrangements with any of these third parties are suspended, terminated, or no longer available on commercially acceptable terms, we may not be able to find an alternate source of support on a timely basis and on satisfactory terms.

Our results may fluctuate due to seasonality in the travel industry in China.

The travel service industry in China is characterized by seasonal fluctuations, and accordingly our revenues vary from quarter to quarter. Historically, the first quarter of each year generally results in lower revenues for the travel and hospitality sector due to reduced business and leisure travel during the Chinese New Year holiday. The seasonality of the PRC travel market is affected by government regulation of public holidays, including for example, the decision by the State Council in 2008 to restructure the annual calendar of public holidays by adding a few shorter holidays and reducing the May 1st holiday from one week to three days. Our future results may continue to be affected by seasonality and regulatory adjustments to public holidays in China.

Risks Related to Doing Business in China

PRC economic, political and social conditions, as well as changes in any government policies, laws and regulations, could adversely affect the overall economy in China or the energy and hospitality markets, which could harm our business.

Substantially all of our operations are conducted in China, and all of our net revenues are derived from China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake are subject, to a significant extent, to economic, political and legal developments in China.

The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for our services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause a slowdown in energy consumption and decrease in hospitality demand, which in turn could reduce our net revenues.

Although the PRC economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in China or the real estate development market, which could harm our business.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources, which have for the most part had a positive effect on our business and growth. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may also not be as stable as those of the United States (“US”) and other developed countries. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

Uncertainties with respect to the PRC legal system could harm us.

Our operations in China are governed by PRC laws and regulations. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, prior court decisions have limited precedential value. The WFOEs are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some-time after the violation has occurred. Moreover, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities, including local government authorities, thus making strict compliance with all regulatory requirements impractical, or in some circumstances, impossible. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Any loans to our operating companies in the PRC, which are treated as foreign-invested enterprises under PRC laws, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our operating companies in the PRC to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of the State Administration of Foreign Exchange, or SAFE. The statutory limit for the total amount of foreign debts of a foreign-invested company is the difference between the amount of total investment as approved by the PRC Ministry of Commerce (“MOC”) or its local counterpart and the amount of registered capital of such foreign-invested company.

We may also decide to finance our operating businesses in the PRC by means of capital contributions. These capital contributions must be approved by the MOC or its local counterpart. On March 30, 2015, SAFE promulgated Circular 19, which expands a pilot reform of the administration of the settlement of the foreign exchange capitals of foreign-invested enterprises nationwide. Circular 19 came into force and replaced both previous Circular 142 and Circular 36 on June 1, 2015. Circular 19 allows all foreign-invested enterprises established in the PRC to use their foreign exchange capital to make equity investment and removes certain other restrictions provided in Circular 142. However, Circular 19 continues to prohibit foreign-invested enterprises from, among other things, using CNY funds converted from its foreign exchange capital for expenditure beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises. In addition, SAFE strengthened its oversight of the flow and use of the CNY capital converted from foreign currency registered capital of a foreign-invested company. The use of such CNY capital may not be altered without SAFE’s approval, and such CNY capital may not in any case be used to repay CNY loans if the proceeds of such loans have not been used. Violations of Circular 19 could result in severe monetary or other penalties. These circulars may significantly limit our ability to use CNY converted from the cash provided by our offshore financing activities to fund the establishment of new entities in China by our WFOEs and operating companies in the PRC, to invest in or acquire any other PRC companies through our WFOEs, or to establish new variable interest entities in the PRC.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our operating companies in the PRC or future capital contributions by us to our operating companies in the PRC. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from our public offerings and our private placements and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Because all of our revenue will be denominated in CNY, restrictions on currency exchange may limit our ability to use revenue generated in CNY to fund any business activities we may have outside China or to make dividend payments to our shareholders in U.S. dollars. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under these rules, CNY is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment in securities outside China unless the prior approval of SAFE is obtained. Although the PRC government regulations now allow greater convertibility of CNY for current account transactions, significant restrictions still remain. For example, foreign exchange transactions under our subsidiaries capital accounts, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls. These limitations could affect our ability to obtain foreign exchange for capital expenditures. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of CNY, especially with respect to foreign exchange transactions.

Fluctuations in the value of the CNY may have a material adverse effect on your investment.

Substantially all of our revenues and expenditures are denominated in CNY, whereas our reporting currency is the U.S. dollar. As a result, fluctuations in the exchange rate between the U.S. dollar and CNY will affect the relative purchasing power in CNY terms of our U.S. dollar assets and the proceeds from any public offering or private placement. Our reporting currency is the U.S. dollar while the functional currency for our operating companies in the PRC are CNY. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in CNY are included in our consolidated statements of operations. The remeasurement has caused the U.S. dollar value of our results of operations to vary with exchange rate fluctuations, and the U.S. dollar value of our results of operations will continue to vary with exchange rate fluctuations. A fluctuation in the value of CNY relative to the U.S. dollar could reduce our profits from operations and the translated value of our net assets when reported in U.S. dollars in our financial statements. This could have a negative impact on our business, financial condition or results of operations as reported in U.S. dollars. If we decide to convert our CNY into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the CNY would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations in currencies relative to the periods in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

The change in value of the CNY against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the CNY to the U.S. dollar. Under the current policy, the CNY is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The PRC has decided to proceed further with reform of the CNY exchange regime and to enhance the CNY exchange rate flexibility. The People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in CNY exchange rates and achieve policy goals. During the period between July 2008 and June 2010, the exchange rate between the CNY and the U.S. dollar had been stable and traded within a narrow range. Since June 2010, the CNY has fluctuated against the U.S. dollar, at times significantly and unpredictably. It is difficult to predict how long such depreciation of CNY against the U.S. dollar may last and when and how the relationship between the CNY and the U.S. dollar may change again.

There remains significant international pressure on the PRC government to adopt a flexible currency policy. Any significant appreciation or depreciation of the CNY may materially and adversely affect our revenues, earnings and financial position, and the value of, and any dividends payable on, our common stock in U.S. dollars. For example, to the extent that we need to convert U.S. dollars we receive from our public offerings or private placements into CNY to pay our operating expenses, appreciation of the CNY against the U.S. dollar would have an adverse effect on the CNY amount we would receive from the conversion. Conversely, a significant depreciation of the CNY against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our common stock.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert CNY into foreign currency. As a result, fluctuations in exchange rates may have a material adverse effect on the price of our common stock.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject us or any future participants in any PRC plans that we may create to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, replacing earlier rules promulgated in March 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiary of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. We do not currently have an established stock option plan or other employee ownership plan. However, in the event that we establish a stock option plan or other employee ownership plan, we and our executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who have been granted options or other awards would be subject to these regulations. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our operating companies in the PRC and limit the ability of our operating companies in the PRC to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

PRC regulations relating to offshore investment activities by PRC residents may limit the ability of our operating companies in the PRC to increase their registered capital or distribute profits to us or otherwise expose us or the registered beneficial owners of our operating companies in the PRC to liability and penalties under PRC law.

SAFE promulgated the Circular on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with the establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions. SAFE Circular 37 is issued to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, or SAFE Circular 75. SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment in February 2015, which took effect on June 1, 2015. This notice has amended SAFE Circular 37 requiring PRC residents or entities to register with qualified banks rather than SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing.

If our current or future shareholders who are PRC residents or entities do not complete their registration as required, our operating companies in the PRC may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our operating companies in the PRC. Moreover, failure to comply with the SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

We may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. As a result, we cannot assure you that all of our shareholders or beneficial owners who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE regulations. Failure by such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our operating companies in the PRC, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit the ability of our operating companies in the PRC to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and obtaining foreign currency denominated borrowings, which may harm our results of operations and financial condition. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in August 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOC shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOC that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOC, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOC or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Under the PRC Enterprise Income Tax Law, our company and/or our operating companies in the PRC may be classified as a “resident enterprise” of the PRC. Such classification could result in tax consequences to us, our non-PRC resident shareholders and our operating companies in the PRC.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside of the PRC with a “de facto management body” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control over and overall management of the business, productions, personnel, accounts and properties of an enterprise. In April 2009, the State Administration of Taxation issued a circular, known as Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners like us, the criteria set forth in the circular may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of all offshore enterprises. According to Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

We believe none of our entities outside of China is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” As substantially all of our management members are based in China, it remains unclear how the tax residency rule will apply to our case. If the PRC tax authorities determine that our company and/or our non-PRC registered subsidiaries are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, our company and/or our non-PRC registered subsidiaries could be subject to the enterprise income tax at a rate of 25 percent on our and/or our non-PRC registered subsidiaries’ worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if our company and/or our non-PRC registered subsidiaries are treated as PRC “qualified resident enterprises” all dividends paid from our non-PRC registered subsidiaries to us (through our operating companies in the PRC) should be exempt from PRC tax.

Finally, the “resident enterprise” classification could result in a situation in which a 10 percent PRC tax is imposed on dividends we pay to our non-PRC stockholders that are not PRC tax “resident enterprises” and gains derived by them from transferring our common stock, if such income is considered PRC-sourced income by the relevant PRC authorities. In such event, we may be required to withhold a 10 percent PRC tax on any dividends paid to non-PRC resident stockholders. Our non-PRC resident stockholders also may be responsible for paying PRC tax at a rate of 10 percent on any gain realized from the sale or transfer of our common stock in certain circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain.

If any such PRC tax applies, a non-PRC resident investor may be entitled to a reduced rate of PRC tax under an applicable income tax treaty and/or a deduction against such investor’s domestic taxable income or a foreign tax credit against such investor’s domestic income tax liability (subject to applicable conditions and limitations). In the case of a U.S. holder, if a PRC tax applies to dividends paid on our common stock, or to gain from the disposition of our common stock, such tax should be treated as a foreign tax eligible for a deduction from such holder’s U.S. federal taxable income or a foreign tax credit against such holder’s U.S. federal income tax liability (subject to applicable conditions and limitations). In addition, the U.S. holder should be entitled to certain benefits under the agreement between the Government of the United States of America and the Government of the People’s Republic of China for the Avoidance of Double Taxation and the Prevention of Tax Evasion with Respect to Taxes on Income (the “U.S.-PRC Tax Treaty”), including the treatment of any such income as arising in the PRC for purposes of calculating such foreign tax credit, if such holder is considered a resident of the United States for the purposes of the U.S.-PRC Tax Treaty. Prospective investors should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC Enterprise Income Tax Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

We are vulnerable to natural disasters and other calamities. Fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events may give rise to server interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide products and services on our platform. Our business could also be adversely affected by the effects of Zika virus, Ebola virus disease, H1N1 flu, H7N9 flu, avian flu, Severe Acute Respiratory Syndrome, or SARS, or other epidemics. Our business operations could be disrupted if any of our employees is suspected of having Zika virus, Ebola virus disease, H1N1 flu, H7N9 flu, avian flu, SARS or other epidemic, since it could require our employees to be quarantined and/or our offices to be disinfected. In addition, our results of operations could be adversely affected to the extent that any of these epidemics harms the Chinese economy in general.

Labor laws in the PRC may adversely affect our results of operations.

The PRC Labor Law and the Labor Contract Law require that employers must execute written employment contracts with full-time employees. If an employer fails to enter into a written employment contract with an employee within one year from the date on which the employment relationship is established, the employer must rectify the situation by entering into a written employment contract with the employee and pay the employee twice the employee’s salary for the period from the day following the lapse of one month from the date of establishment of the employment relationship to the day prior to the execution of the written employment contract. All employers must compensate their employees with wages equal to at least the local minimum wage standards. Violations of the PRC Labor Law and the Labor Contract Law may result in the imposition of fines and other administrative sanctions, and serious violations may result in criminal liabilities. In the event we decide to significantly change or decrease our workforce, the PRC Labor Law and the Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially adversely affecting our financial condition and results of operations.

Enterprises in China are required by PRC laws and regulations to participate in certain employee benefit plans, including social insurance funds, namely a pension plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan and a maternity insurance plan, and a housing provident fund, and contribute to the plans or funds in amounts equal to certain percentages of salaries, including bonuses and allowances, of the employees as specified by the local government from time to time at locations where they operate their businesses or where they are located. Failure to make adequate contributions to various employee benefit plans may be subject to fines and other administrative sanctions.

We are dependent on certain key personnel and the loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success will be, to a large degree, attributable to the founders, managers and key employees of the companies operating in the PRC. Although we have no reason to believe that these individuals would discontinue their services with us, the loss of one or more of these founders, managers or key employees could have a material adverse effect upon our business, financial condition and results of operations.

We may not be able to manage our business expansion and increasingly complicated operations effectively, which could harm our business.

We plan to expand by means of acquiring cash-generating businesses in similar industries as our companies operating in the PRC, and also in other competitive industries in the PRC and outside of the PRC. If our planned expansion is successful, it will result in substantial demands on our management and personnel and our operational, technological and other resources. To manage the expected growth of our operations, we will be required to expand our existing operational, administrative and technological systems and our financial systems, procedures and controls, and to expand, train and manage the planned growth in our employee base. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations, or that we will be able to effectively and efficiently manage the growth of our operations, and recruit and retain qualified personnel. Any failure to effectively and efficiently manage our expansion may materially and adversely affect our ability to capitalize on new business opportunities, which in turn may have a material adverse effect on our financial condition and results of operations.

Our power production business and construction of properties for our hotel business are both dependent upon availability of skilled and unskilled labor, a deficiency of which could result in a reduction in profits.

Our operating companies in the PRC are dependent on the availability of skilled and unskilled labor in large numbers. Large labor intensive operations call for good monitoring and maintenance of cordial relations. Non-availability of labor, poor labor management and/or any disputes between the labor and management may result in a reduction in profits. The scarcity or unavailability of contract laborers may affect our operations and financial performance.

We face increasing labor costs and other costs of production in the PRC, which could limit our profitability.

Our operating companies in the PRC are dependent on the availability of skilled and unskilled labor in large numbers. Labor costs in the PRC have been increasing in recent years and our labor costs in the PRC could continue to increase in the future. If labor costs in the PRC continue to increase, our production costs will likely increase which may in turn affect the selling prices of our products. We may not be able to pass on these increased costs to consumers by increasing the selling prices of our products in light of competitive pressure in the markets where we operate. In such circumstances, our profit margin may decrease.

We have not purchased insurance coverage and any loss resulting from direct or third party liability claims or casualty losses must be paid by us.

We have not purchased insurance coverage for direct or third party liability and are therefore not covered or compensated by insurance in respect of losses, damages, claims and liabilities arising from or in connection with direct or third party liability. In addition, we currently do not maintain any property insurance policies covering losses due to fire, flood, earthquake, equipment failure, break-ins, typhoons and similar events, nor do we maintain business interruption insurance. As a result, our business and prospects could be adversely affected in the event of such problems in our operations and may suffer losses that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Violation of Foreign Corrupt Practices Act or China anti-corruption law could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act (“FCPA”) which generally prohibits United States public companies from bribing or making prohibited payments to foreign officials to obtain or retain business. PRC law also strictly prohibits bribery of government officials. While we take precautions to educate our employees about the FCPA and Chinese anti-corruption law, there can be no assurance that we or the employees or agents of our subsidiaries will not engage in such conduct, for which we may be held responsible. If that were to occur, we could suffer penalties that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

None of our board of directors are considered audit committee financial experts. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our internal accounting staff and our Board of Directors are relatively inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, we have not established an Audit Committee of our Board of Directors.

Although we have not evaluated the internal controls over financial reporting of the business activities at CJC , we cannot assure investors that we will be able to maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For these reasons, we are considering the costs and benefits associated with improving and documenting our disclosure controls and procedures and internal controls and procedures, which includes (i) our recent hiring of a business consulting firm that has expertise in accounting and U.S. GAAP matters with publicly-traded companies (ii) hiring additional personnel with sufficient U.S. GAAP experience and (iii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel. If the result of these efforts are not successful, or if material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Our controlling stockholders may take actions that conflict with your interests.

As of March 28, 2017, two shareholders beneficially own approximately 58.9% of our common stock. In this case, this shareholder will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and it will have significant control over our management and policies. The directors elected by this stockholder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	Factors affecting our customer’s businesses.
•	Inability of our suppliers to fulfill our orders for raw materials.
•	Increases in the price of raw materials.
•	Dependence on certain key personnel.
•	Competition in the energy and hotel industries.
•	Adverse effects of power shortages.
•	Lack of market acceptance of new products.
•	Inability to manage our business expansion.
•	Our inadvertent infringement of third-party intellectual property rights.
•	PRC government fiscal policy that affect the energy and hotel industries.
•	Availability of skilled and unskilled labor and increasing labor costs.
•	Lack of insurance coverage and the impact of any loss resulting from product liability or third party liability claims or casualty losses.
•	Violation of Foreign Corrupt Practices Act or China anti-corruption laws.
•	Economic, legal restrictions and business conditions in China.
•	Dilution attributable to our convertible debt.
•	Limited public market for our common stock.
•	Potential conflicts of interest between our controlling stockholders and our stockholders.

You should read thoroughly this annual report on Form 10-K and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in “Risk Factors.” Other sections of this annual report on Form 10-K include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of Property

Corporate

Our principal executive offices are located at Room C, 15/F., Ritz Plaza, 122 Austin Road, Tsimshatsui, Kowloon, Hong Kong. This office space which is being provided to us rent-free by a shareholder on a month-to-month basis.

Power Production Segment

Jitai Power Investment operates a hydropower electric generation station located in Xiaojin, Sichuan, China. The station has an annual average output of 125.664 million kWh.

Xin Hong Power Development operates, or is completing, the Jiesigou I, II and III hydropower stations located in Xiaojin, Sichuan, China. The Jiesigou II hydropower station began operations in September, 2016 with an installed electricity capacity of 24,000 kWh, and an average annual output of 112.5548 million kWh.

Xing Tie Electric is engaged in the purchase and sale of power generating equipment, primarily to Xin Hong Power Development. Its corporate offices are located at Si Chuan Sheng A Ba Zhou Xiao Jin Xian Wori Xiang Zhong Ma Chang, China.

Hospitality Segment

EnZe Hotel Management owns and is nearing completion of construction of the Enze Hotel located at 47 Government Street, Mei Xin Town, Xiaojin County, China upon. The Enze Hotel will have 190 guest rooms, including 178 luxury guest rooms, and 12 deluxe suites, and will cover a total of over 114,000 square feet. The hotel will include a shopping area, business center, the 600-seatEnZe Restaurant, a tea house in the lobby, a KTV (karaoke) house with ten private rooms, a seven room spa, five conference rooms, three large meeting rooms, and two multi-function halls which will accommodate up to 800 people.

SiGuNiang Mountain Hotel Management owns and is nearing completion of construction of the Mt. Four Sisters Hotel, located in SiGuNiang Mountain Town, Xiaojin County, Sichuan Province, China.

We have not obtained formal title certificates in respect of the land that certain of our operating companies use. We are in the process of completing the legal procedures for obtaining the relevant title certificates for the parcels of land and buildings involved and registering them in the name of our operating companies.

Item 3. Legal Proceedings

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group, Inc. and is traded under the symbol “AIOM.” Our stock is thinly traded on the OTCQB and there can be no assurance that a liquid market for our common stock will ever develop. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The data in the table below presents historical information only and is not intended to predict future sale prices of our common stock. Trading in securities, such as our common stock, on the OTC Markets may be volatile and thin and characterized by wide fluctuations in trading prices. See “Risk Factors—Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.”

As of November 23, 2015, we effected a 20-for-1 stock split of our outstanding shares. All prices in the following table reflect post-split prices.

	High	Low
Year Ended December 31, 2015
Quarter Ended March 31, 2015	$1.10	$1.10
Quarter Ended June 30, 2015	$1.10	$1.10
Quarter Ended September 30, 2015	$1.10	$1.10
Quarter Ended December 31, 2015	$1.10	$0.02

Year Ended December 31, 2016
Quarter Ended March 31, 2016	$0.80	$0.43
Quarter Ended June 30, 2016	$1.45	$0.68
Quarter Ended September 30, 2016	$2.08	$1.47
Quarter Ended December 31, 2016	$2.47	$0.47

STOCK PERFORMANCE GRAPH

The following graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act or the Exchange Act, respectively.

The graph below compares the cumulative total stockholder return on an investment in our common stock, and the stocks of The NASDAQ Composite Stock Market, the NYSE Energy Sector Index and a composite peer group index beginning on the date on which our common stock was initially registered with the SEC and ending on December 31, 2016. The graph assumes the value of an investment of $100 in the common stock of each group or entity and the reinvestment of all dividends. The composite peer group index is comprised of the following six companies: Alterra Power Corp., Innergex Renewable Energy Inc., Innergex Renewable Energy Inc., Brookfield Renewable Partners LP, China Gezhouba Group Co Ltd and Chongqing Three Gorges Water Conservancy And Electric Power Co Ltd.

38

	12/15/2015	12/31/2015	12/31/2016

Axiom Holdings, Inc.	$100.00	$95.56	$333.33

NYSE Composite Stock Market Index	$100.00	$100.45	$112.56

NYSE Energy Sector Index	$100.00	$98.30	$125.59

Composite Peer Group Index	$100.00	$106.62	$124.61

Security Holders

As of March 28, 2017, we had 340,000,000 shares of our common stock outstanding held by 8 stockholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

We have never paid a cash dividend on our common stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto appearing elsewhere in the Annual Report on Form 10-K. The statements of income data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 have been derived from audited consolidated financial statements of the Company included elsewhere in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2016	2015	2014

Revenues	$2,234,415	$1,987,464	$2,183,113
Gross profit	$1,241,679	$1,153,997	$1,258,991
Operating Expenses	$614,400	$568,803	$2,044,625
Other expense	$1,646,390	$1,092,174	$803,338
Net Income/(Loss)	$(1,019,111)	$(506,980)	$(1,588,972)
Basic and Diluted Earnings/(Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)

	December 31,
	2016	2015	2014
Total assets	$81,554,976	$76,408,327	$72,135,581
Long-term obligations	$37,053,045	$36,628,900	$33,001,335
Total liabilities	$72,355,937	$65,811,742	$60,537,277
Stockholders’ equity	$9,199,039	$10,596,585	$72,135,581

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Defined Terms

“2014” means the twelve-month period ended December 31, 2014.

“2015” means the twelve-month period ended December 31, 2015.

“2016” means the twelve-month period ended December 31, 2016.

Overview

Acquisition of CJC

On December 21, 2016, our wholly owned subsidiary Horizon completed the acquisition of the CJC Shares as provided for in the Share Exchange Agreement as amended by the SEA Amendment. Pursuant to the terms and conditions of the Share Exchange Agreement, as amended, the CJC Shareholders who collectively own 100% of the issued and outstanding shares of CJC exchanged their CJC Shares for an aggregate of 200,00,000 shares of our common stock. Pursuant to terms of the Share Exchange Agreement and immediately prior to the completion of the acquisition of CJC, Low Tuan Lee, Lim Wei and Chua Seong cancelled an aggregate of 200,000,000 shares of our common stock. Upon completion of the closing, CJC will become a subsidiary of our company and the CJC Shareholders as a group will hold approximately 58.8% of our pro-forma shares of Common Stock outstanding which is expected to be approximately 340,000,000 shares giving effect to the issuance of the shares to acquire CJC and the share cancellation.

CJC Business Overview

Each of Axiom, Horizon, CJC, and the WFOE’s are holding companies and have no principal business. The following consists of a discussion of the CJC operating subsidiaries that make up the operations within the Power Production Segment and the Hospitality Segment:

Power Production Segment

Overview.

We are engaged in operating, developing and seek to acquire electric generating facilities in China. We currently operate two hydro-electric generating plants each of which have average annual output capacity of 112.5548 million kWh. In addition, two hydro-electric generating plants are under construction as discussed below. In addition, we are seeking to acquire other electric generating plants in China.

Jitai Power Investment.

Jitai Power Investment operates a hydropower electric generation station located in Xiaojin, Sichuan, China, which commenced operations in September 2009. The station has an annual average output of 125.664 million kilowatt hours (“kWh”).

Xin Hong Power Development.

Xin Hong Power Development operates, or is completing, the Jiesigou I, II and III hydropower stations located in Xiaojin, Sichuan, China. The Jiesigou II hydropower station began operations in September, 2016 with an installed electricity capacity of 24,000 kWh, and an average annual output of 112.5548 million kWh. The Jiesigou I and Jiesigou III hydropower stations are currently expected to come on-line in 2019.

Xing Tie Electric.

Xing Tie Electric is engaged in the purchase and sale of power generating equipment, primarily to Xin Hong Power Development

Hospitality Segment

EnZe Hotel Management.

EnZe Hotel Management owns and is nearing completion of construction of the Enze Hotel located at 47 Government Street, Mei Xin Town, Xiaojin County, China upon. The hotel is expected to be completed and open for business in June 2017. This hotel is located across the street from the HongjunHuishi Square. The Enze Hotel will have 190 guest rooms, including 178 luxury guest rooms, and 12 deluxe suites, and will cover a total of over 114,000 square feet. The hotel will include a shopping area, business center, the 600-seatEnZe Restaurant, a tea house in the lobby, a KTV (karaoke) house with ten private rooms, a seven room spa, five conference rooms, three large meeting rooms, and two multi-function halls which will accommodate up to 800 people. We intend to sell bookings for the hotel, the public meeting halls, the restaurant and the spa directly in person, over the phone, through our website, and through third party service providers including internet- and mobile-based third party service providers. We will lease space in our shopping area to premium brand retailers.

SiGuNiang Mountain Hotel Management.

SiGuNiang Mountain Hotel Management owns and is nearing completion of construction of the Mt. Four Sisters Hotel, located in SiGuNiang Mountain Town, Xiaojin County, Sichuan Province, China. The hotel is expected to be completed and open for business in June 2017. The hotel is adjacent to the provincial highway S303, and its rear faces the Siguniang Mountain town government center. This area is the center of tourism, entertainment and catering services in SiGuNiang Mountain Town, and is approximately 143 miles from Chengdu, the capital city of Sichuan and approximately 112 miles from Maerkang, the capital of Aba Autonomous Region. The hotel will have 90 guest rooms on six floors, will cover a total of over 71,000 square feet, and is mainly in the Jiarong Tibetan style. The hotel will include a 120 seat restaurant, tea house, meeting rooms, and 13 street level shops. The hotel will also offer a catering department. We intend to sell bookings for the hotel, meeting rooms and the restaurant directly in person, over the phone, through our website, and through third party service providers including internet- and mobile-based third party service providers. We plan to lease space in our shopping area to premium brand retailers.

Results of Operations

Our operating results for the year ended December 31, 2016, 2015 and 2014, and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31,			Change 2016 Versus 2015		Change 2015 Versus 2014
	2016	2015	2014	Amount	%	Amount	%
Revenue	$2,234,415	$1,987,464	$2,183,113	$246,951	12%	(195,649)	(9%)
Cost of revenue	992,736	833,467	924,122	159,269	19%	(90,655)	(10%)

Gross profit	1,241,679	1,153,997	1,258,991	87,682	8%	(104,994)	(8%)

Gross profit percentage	56%	58%	58%	N/A	N/A	N/A	N/A
Operating expense	614,400	568,803	2,044,625	45,597	8%	(1,475,822)	(72%)
Other expense	1,646,390	1,092,174	803,338	554,216	51%	288,836	36%

Net Loss	$1,019,111	$506,980	$1,588,972	$512,131	101%	(1,081,992)	(68%)

Industry Segments. Since we have not commenced operations in our hospitality segment, the Company does not believe a comparative analysis of the results of operations by segment would be meaningful to investors. Note 16 – Industry Segments to our consolidated financial statements included elsewhere in this report, includes a breakdown of assets, liabilities and revenues by segment.

Fiscal year 2016 compared with fiscal year 2015

Revenue

For the year ended December 31, 2016 our revenue increased $246,951 or 12% due to increased demand for electricity, as compared to the same period in 2015.

Cost of revenue

For the year ended December 31, 2016 our cost of revenue increased $159,269 or 19% due to a result of maintenance of facility during 2016, as compared to the same period in 2015.

Operating Expense

The following table presents operating expenses for 2016 and 2015:

	Year Ended December 31,		Change 2016 Versus 2015
	2016	2015	Amount	%
General and administrative	$457,269	$568,803	$(111,534)	(20%)
Professional fees	157,131	-	157,131	-
Total Operation expense	$614,400	$568,803	$45,597	8%

The increase in professional fees for 2016 was primarily due to legal and accounting fees for the acquisition of subsidiaries.

Other expenses

The following table presents other expenses for 2016 and 2015:

	Year Ended December 31,		Change 2016 Versus 2015
	2016	2015	Amount	%
Interest expense, net	$1,088,952	$1,068,176	$20,776	2%
Other loss	419	23,998	(23,579)	(98%)
Loss on related party guarantee	557,019	-	557,019	-
Total other expenses	$1,646,390	$1,092,174	$554,216	51%

We realized an increase of $557,019 in a loss during 2016 as compared to 2015, due to a debt guarantee payment for a related party default on payment.

Net loss

Net loss increased to $1,019,111 or by 101% during 2016, from $506,980 in 2015, primarily due to the increase in operating expense and other expenses, partially offset by the increase in revenues discussed above.

Fiscal year 2015 compared with fiscal year 2014

Revenue

For the year ended December 31, 2015 our revenue decreased $195,649 or 9% due to a result of maintenance of facility during 2015, as compared to the same period 2014.

Cost of revenue

For the year ended December 31, 2015 our cost of revenue decreased $90,655 or 10% due to a decrease in revenue during 2015, as compared to the same period 2014.

Operating Expense

The following table presents operating expenses for 2015 and 2014:

	Year Ended December 31,		Change 2016 Versus 2015
	2015	2014	Amount	%
General and administrative	$568,803	$2,044,625	$(1,475,822)	(72%)
Total Operation expense	$568,803	$2,044,625	$(1,475,822)	(72%)

We realized a decrease of $1,475,822 in general and administrative expenses during 2015 as compared to 2014, primarily due to accrual of management fees during the year ended 2014.

Other expenses

The following table presents other expenses for 2015 and 2014:

	Year Ended December 31,		Change 2015 Versus 2014
	2015	2014	Amount	%
Interest expense, net	$1,068,176	$803,306	$264,870	33%
Other loss	23,998	32	23,966	N/A
Total other expenses	$1,092,174	$803,338	$288,836	36%

We realized an increase of $264,870 in interest expenses during 2015 as compared to 2014, due to an increase in loans. For December 31, 2015, the Company paid tax late fee of $23,998

Net loss

Net loss decreased to $506,980 or 68% during 2015, from $1,588,972 in 2014 due to the decrease in operating expenses, partially offset by a decrease in revenues and an increase in other expenses discussed above.

Liquidity and Capital Resources

Working Capital

The following table presents our work capital position as at December 31, 2016, and 2015:

			Change 2016 Versus 2015
	December 31, 2016	December 31, 2015	Amount	%
Cash	$52,159	$140,438	$(88,279)	(63%)

Current Assets	$11,088,573	$218,970	$10,869,603	4,964%
Current Liabilities	38,478,662	29,182,842	9,295,820	32%
Working Capital Deficiency	$(27,390,089)	$(28,963,872)	$(1,573,783)	(5%)

The change in working capital deficiency during the year ended December 31, 2016 was primarily due to an increase in prepaid expenses of $10,167,037 and due to related party of $6,652,464 and current portion of loans payable of $3,175,770.

Cash Flow

The following tables presents our cash flow for the year ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014	Change 2016 Versus 2015	Change 2015 Versus 2014
Cash Flows Provided from (Used in) Operating Activities	$(6,202,033)	$(1,864,605)	$2,564,623	$(4,337,428)	$(4,429,228)
Cash Flows Used in Investing Activities	(6,209,634)	(5,436,370)	(12,336,175)	(773,264)	6,899,805
Cash Flows Provided by Financing Activities	12,320,831	7,282,207	9,583,881	5,038,624	(2,301,674)
Effects on changes in foreign exchange rate	2,557	(6,690)	(7,572)	9,247	882
Net decrease in Cash During Period	$(88,279)	$(25,458)	$(195,243)	$(62,821)	$169,785

Fiscal year 2016 compared with fiscal year 2015

Cash flows used in operations increased $ 4,337,428 to $6,202,033 during the fiscal year 2016, mainly due to an increase in prepaid expenses, offset in part by an increase in accounts payable and accrued liabilities.

Cash flows used in investing increased $773,264 to $6,209,634 during the fiscal year 2016, due to increase in net payments to a related party and partially offset by a decrease in purchase of property and equipment.

Cash flows provided by financing increased $5,038,624 to $12,320,831 during the fiscal year 2016, due to an increase in proceeds from related parties and a decrease in repayment of loans, offset in part by a decrease in proceeds from loans.

Fiscal year 2015 compared with fiscal year 2014

Cash flows used in operations increased $4,429,228 to $1,864,605 during the fiscal year 2015, mainly due to a decrease in accounts payable and accrued liabilities and tax payable.

Cash flows used in investing decreased $6,899,805 to $5,436,370 during the fiscal year 2015, due to a decrease in purchase of property and equipment and payments of due from related party.

Cash flows provided by financing decreased $2,301,674 to $7,282,207 during the fiscal year 2015, due to decrease in proceeds from loans and an increase in repayment of loans, offset in part by an increase in proceeds from related party.

We do not have sufficient resources to effectuate all aspects of our business plan. We expect to incur a minimum of $4.2 million in expenses during the next twelve months of operations if we continue to pursue our current plans. We estimate that this will be approximately $3.8 million for our operations in China, comprised of approximately $2.0 million towards cost of revenue, $1.3 million towards financing costs, and $500,000 for general and administrative fees. Additionally, approximately $400,000 will be needed for general overhead expenses such as for corporate legal and accounting fees, and head office fees for our external reporting requirements as a public company. We will have to raise additional funds to pay for all of our planned expenses. We potentially will have to issue additional debt or equity, or enter into a strategic arrangement with a third party to carry out some aspects of our business plan. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The Company has a net loss from operations of $1,019,111 and a net cash used in operation of $6,202,033 for the year ended December 31, 2016, and an accumulated deficit of $2,882,019 as of December 31, 2016. In addition, the failure of Jitai Power Investment to fulfill its obligation of guarantee and the agreement between the Guarantor and Jitai Power Investment will significantly affect the subsequent revenue recognized by Jitai and hence the Company. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent our ability to raise additional capital and generate additional revenues and profits from our current and planned operations.

In the opinion of our independent registered public accounting firm for our fiscal year end December 31, 2016, our auditor included a statement that as a result of the factors discussed above, there is a substantial doubt as our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of December 31, 2016:

	Payment Due by Period
	Total	2017	2018 - 2019	2020 - 2021	2022 and Thereafter
Long-Term Debt	$37,053,045	$3,175,770	$2,874,000	$16,776,975	$14,226,300

Indebtedness

The Company has significant indebtedness as follows:

Guarantee. An unrelated company (the “Guarantor”) has provided a guarantee for a related company of CJC (the “Related Company”) to secure a bank loan of $1,449,900 which matured in 2014. Jitai has in turn provided a guarantee to the Guarantor. Upon maturity of the loan, the Related Company failed to repay the loan. Hence, the Guarantor repaid the amount to the bank for the Related Company, but Jitai failed to fulfill its obligation for the guarantee to the Guarantor. By a court order, an agreement (the “Jitai Agreement”) between the Guarantor and Jitai was reached whereby the revenue of Jitai from June 2016 will be paid directly from the customer of Jitai to the Guarantor until a total of $1,364,620 has been repaid to the Guarantor. For the year ended December 31, 2016, the Company paid $557,019 and recorded a loss on the related party guarantee of $577,019.

Long-term Debt. The components of our long-term debt from Bank and Credit Union, including the current portion, and the associated interest rates, were as follows as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015	Interest rate

Note payable - December 29, 2011 - December 28, 2017	$330,510	$354,200	0.94% per month
Note payable - November 23, 2011 - November 23, 2017	790,350	847,000	0.94% per month
Note payable - August 31, 2011 - August 30, 2017	617,910	662,200	0.94% per month
Note payable - June 16, 2014 - June 15, 2020	7,185,000	7,700,000	Best lending interest rate of the People's Bank of China plus 20% per annum
Note payable - January 22, 2015 - January 21, 2020	2,406,975	2,579,500	11.40% per annum
Note payable - November 24, 2014 - November 25, 2024	4,742,100	5,082,000	9.23% per annum
Note payable - January 10, 2014 - December 20, 2032	16,669,200	19,404,000	Best lending interest rate of the People's Bank of China plus 4% per annum
Note payable - June 27, 2016 - June 28, 2021	4,311,000	-	7.6% per annum
	$37,053,045	$36,628,900
Current portion of loans payable	3,175,770	-
Long-term loans payable	$33,877,275	$36,628,900

The bank loans are secured by construction in progress (December 31, 2016: $4,579,467; December 31, 2015: $4,688,317; Note 7), power station (December 31, 2016: $29,028,673; December 31, 2015: $32,120,764; Note 7) and intangible assets (December 31, 2016: $124,875; December 31, 2015: $139,524; Note 8) from part of the balances of those items shown in the balance sheet.

Related Party Debt. As of December 31, 2016 and 2015, the Company was obligated to the following related parties:

	December 31,	December 31,	Relationship with
Related Party Name	2016	2015	the Company

Yeung Baigui	$3,179,676	$2,963,213	Current director and former stockholder of Si Gu Niang
Wu Hongguang	7,423,561	7,810,900	Current director of Jitai and former stockholder of Jitai and Xing Tie
Chen Juan	1,204,493	-	Current director of and former stockholder of En Ze
Hu Dengyang	1,125,602	-	Current director of Jin Bai Xing and former stockholder of En Ze
Wu Ling Electrical Engineering Company Limited	3,550,252	1,540,924	Former stockholder of Xing Tie, currently under the same ultimate common control with CJC
Sichuan Jiuyuen Property Development Company Limited	-	414,351	Under the same ultimate common control with CJC
Sichuan Jiuyuen Electrical Engineering Company Limited	9,754,913	7,286,028	Under the same ultimate common control with CJC
Xinlong Xi Da Electrical Engineering Company Limited	270,078	289,437	Under the same ultimate common control with CJC
Li Yuen Huacheng Electrical Engineering Company Limited	2,375,344	2,160,602	Under the same ultimate common control with CJC
Sichuan Red Leaf Electrical Engineering Company Limited	387,846	153,846	Under the same ultimate common control with CJC
	$29,271,765	$22,619,301

Payables. The Company's other payable consist of the following:

	December 31,	December 31,
	2016	2015

Sichuan Lap Yip Electronic Company Limited	$-	$1,185,800
The PRC Government of Xiao Jin Country	114,960	123,200
	$114,960	$1,309,000

The amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Seasonality

Our power production operations have historically been seasonal based on requirements for energy, with higher revenues generally occurring in the winter and summer as heating and cooling needs increase and then declining in the spring and fall as the weather becomes milder.

Critical Accounting Policies and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with U.S. generally accepted accounting principles. We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions.

We believe the critical assumptions and estimates are those applied to revenue recognition.

Revenue Recognition

The Company pursues opportunities to realize revenues from the provision of electricity by Jitai, to one customer. It is the Company’s policy that revenues will be recognized in accordance with ASC 605, “Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

i)	power is generated and sold to our customer,
ii)	the customer signs back confirmation on quantity of power generated,
iii)	the unit charge of power is fixed or determinable; and,
iv)	collection is reasonably assured.

On the 24th of every month, the Company will check the power meter together with our client, and obtain a signed confirmation on power consumption for the prior month. Based on contracted unit pricing, the Company will invoice the customer.

Recent Accounting Pronouncements

See Item 8 Footnote NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2016, we had approximately $37 million in short and long term loans payable. Some of the debts are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our December 31, 2017 borrowings, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the year ended December 31, 2016 would have increased or decreased by approximately $100,000.

We do not utilize interest rate swap transactions or engage in any interest rate hedging operations, that could eliminate or substantially reduce risks associated with fluctuating interest rates.

Foreign Currency Risk

We sell 100% of our production in the PRC. We conduct our PRC operations in the Chinese Yuan Renmibi (“CNY”), the main currency used in the PRC and the Hong Kong Dollar (“HKD”). Our assets and liabilities and results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported assets, liabilities, sales, margins, operating costs and the anticipated settlement of our CNY and HKD denominated receivables and payables. A weakening of the foreign currencies in which we generate revenues relative to the currencies in which our financial statements are denominated, which is the U.S. dollar, may increase our reported total comprehensive loss. As of December 31, 2016, our subsidiaries outside the United States held approximately 100% of our total assets and liabilities and generated 100% of our revenues. The effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in “Other comprehensive loss” in our consolidated statements of operations and other comprehensive loss. Other comprehensive loss includes a foreign currency translation adjustment of $674,226 for the year ended December 31, 2016. We do not utilize foreign exchange contracts nor ae we engaged in any hedging operations or other exchange rate practices, that could eliminate or substantially reduce risks associated with fluctuating exchange rates.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-19.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 3, 2016, our board of directors of approved the selection of Anthony Kam & Associates Ltd, Certified Public Accountants ("AKAM") as our independent registered public accounting firm replacing Sadler, Gibb & Associates, LLC ("Sadler Gibb").

(a) Dismissal of Independent Registered Public Accounting Firm

On October 3, 2016, our board of directors approved the dismissal of Sadler Gibb as the Company's independent registered public accounting firm, and our Company accordingly notified Sadler Gibb of such action effective as of that date.

The reports of Sadler Gibb on our Company's financial statements for each of the two fiscal years ended December 31, 2015, and December 31, 2014, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, other than the statements related to our Company's ability to continue as a going concern for the fiscal year ended December 31, 2015.

In addition, during the fiscal years ended December 31, 2015, and December 31, 2014, as well as during the subsequent interim period preceding October 3, 2016, there were no "disagreements" (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) between our Company and Sadler Gibb with respect to any matter relating to accounting principles, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of Sadler Gibb, would have caused Sadler Gibb to make reference to the subject matter of the disagreement in its reports on our Company's financial statements with respect to such periods.

Furthermore, no reportable events occurred within the periods covered by Sadler Gibb's reports on our Company's financial statements, or subsequently up to the date of Sadler Gibb’s dismissal. As used herein, the term “reportable event” means any of the items listed in paragraphs (a)(1)(v)(A)-(D) of Item 304 of Regulation S-K.

Our Company has provided Sadler Gibb with a copy of the foregoing disclosures, and has requested that Sadler Gibb review such disclosures and provide a letter addressed to the SEC stating whether they agree with the statements made herein. The Company filed with the SEC a copy of Sadler Gibb’s letter addressed to the SEC relating to the statements made by our Company.

(b) Engagement of New Independent Registered Public Accounting Firm

Effective October 4, 2016, our company engaged AKAM as our new independent registered public accounting firm. During the years ended December 31, 2015 and 2014, and through October 4, 2016, the date our Company engaged AKAM, our Company did not consult with AKAM regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2016 for the reasons discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016 because it identified the following material weakness and significant deficiencies:

●	Material Weakness – The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Significant Deficiencies – Inadequate segregation of duties.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following individuals have been appointed to serve as our executive officers and directors:

Name	Age	Positions

Curtis Riley	55	Chief Executive Officer, Chief Financial Officer and Director

Curtis Riley is the Company’s Chief Executive Officer, Chief Financial Officer and director. Mr. Riley has served as Chief Executive Officer, Chief Financial Officer and director of the Company since October 10, 2016. With over 25 years of experience, Mr. Riley, aged 55, has been forging strategic partnerships, completing merger and acquisition transactions, and structuring large scale outsourcing arrangements in India, China, South America, and Europe. From January 2014 to January 2016, Mr. Riley was a Senior Partner with Silverbear Capital, Inc., a Hong Kong based consulting and investment banking firm. From June 2012 to January 2014, Mr. Riley was an Executive Director, Global Channels with gen-E Technologies, which created and maintained partnerships between itself and systems integrators in Asia, India and North America. From June 2011 to June 2012, Mr. Riley was the Vice President of Business Development at Allsec Technologies, a provider of business process outsourcing services including loan modifications, default services, telemarketing, customer care, and technical support. My Riley served as a Director of Jiasen International Holdings from September 2015 to May 2016. Mr. Riley received a Bachelor of Science degree in Electrical Engineering from the University of Texas, Austin in 1983. There are no other arrangements or understanding between Mr. Reilly and any other person pursuant to which Mr. Reilly was selected as a director or an officer. Mr. Reilly has no family relationships with any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. There have been no transactions, since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which Mr. Riley had or will have a direct or indirect material interest

Director Qualifications

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led to our conclusion that such person should be serving as a member of our Board of Directors as of the date of this report in light of our business and structure. In addition to their individual skills and backgrounds which are focused on our industry as well as financial and managerial experience, we believe that the collective skills and experience of our Board members are well suited to guide us as we make the transition from a company with limited operations to a company which seeks to expand through acquisitions.

Curtis Riley. Mr. Riley has over 25 years of experience in the operation and management of investment companies, including leading investments into PRC operating companies.

Committees of our Board of Directors & Corporate Governance

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole. Because we have only one director who is not independent, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally U.S. GAAP and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Members of the Company’s board of directors have a limited knowledge of U.S. GAAP and internal control over financial reporting. The Company’s board of directors relies on an outside accounting consultant to provide assistance with the preparation of U.S. GAAP compliant financial statements and requires additional training and assistance in U.S. GAAP compliance.

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

As with most small, early stage companies until such time as we further develop our business, achieve a stronger revenue base and have sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our board to include one or more independent directors, we intend to establish an audit committee of our board of directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board.

Code of Ethics

We expect that we will adopt a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics available on our website at www.axiomholdings.info. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

Board Structure

Our Board has not chosen to separate the positions of Chief Executive Officer and Chairman of the Board in recognition of the fact that our operations are sufficiently limited that such separation would not serve any useful purpose.

Role of Board in Risk Oversight Process

Management is responsible for the day-to-day management of risk and for identifying our risk exposures and communicating such exposures to our board. Our board is responsible for designing, implementing and overseeing our risk management processes. The board does not have a standing risk management committee, but administers this function directly through the board as a whole. The whole board considers strategic risks and opportunities and receives reports from its officers regarding risk oversight in their areas of responsibility as necessary. We believe our board’s leadership structure facilitates the division of risk management oversight responsibilities and enhances the board’s efficiency in fulfilling its oversight function with respect to different areas of our business risks and our risk mitigation practices.

Communications with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company by sending communications to the attention of the Chief Executive Officer at Room C, 15/F., Ritz Plaza, 122 Austin Road, Tsimshatsui, Kowloon, Hong Kong. If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the Board of Directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

Director Compensation

Historically, our non-employee directors have not received compensation for their service outside the compensation set forth in the Summary Compensation Table below, but we may compensate our directors for their service in the future. We reimburse our non-employee directors for reasonable travel expenses incurred in attending board and committee meetings. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board during the quarter ended December 31, 2016.

Compensation Committee Interlocks and Insider Participation

Each member of the board of directors is, or was during the fiscal year ended December 31, 2016, an officer, former officer or employee of the Company or any of its subsidiaries. Except as set forth herein, no member of the board of directors was a person having a relationship requiring disclosure by the Company pursuant to Item 404 of Regulation S-K. No executive officer of the Company served as a member of (i) the compensation committee of another entity of which one of the executive officers of such entity served on the Company’s compensation committee (or board committee performing equivalent functions) or (ii) the board of directors of another entity of which one of the executive officers of such entity served on the Company’s board, during the fiscal year ended December 31, 2016.

Item 11. Executive Compensation

The following table summarizes all compensation recorded by Axiom in 2016, 2015 and 2014 for our then principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2016.

2016 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Curtis Riley,	2016
Chief Executive	2015	-	-	-	-	-	-
Officer and Chief	2014	-	-	-	-	-	-
Financial Officer (1)

Low Tuan Lee,	2016	-	-	-	-	-	-
Former Chief Executive	2015	-	-	-	-	-	-
Officer and Chief Financial Officer (2)	2014	-	-	-	-	-	-

Chua Seong Seng,	2016	-	-	-	-	-	-
Former Chief Executive	2015	-	-	-	-	-	-
Officer and President (3)	2014	-	-	-	-	-	-

_____________

(1) Mr. Riley was appointed as an officer on October 10, 2016.

(2) Mr. Lee resigned as our Chief Executive Officer and Chief Financial Officer on October 10, 2016.

(3) Mr. Seng resigned as our Chief Executive Officer on February 9, 2016.

Employment Agreements with Executive Officers

At this time, we do not have any written employment agreement or other formal compensation agreements with our new officers and director. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Curtis Riley (1)	0	0	0	0	0	0	0	0	0
Low Tuan Lee (2)	0	0	0	0	0	0	0	0	0
Chua Seong Seng (3)	0	0	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us, as of March 28, 2017, relating to the beneficial ownership of shares of common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
●	each director;
●	each executive officer; and
●	all executive officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner, but not those held by any other person, and which are exercisable within 60 days, have been exercised or converted.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock and preferred stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Axiom Holdings, Inc., Room C, 15/F., Ritz Plaza, 122 Austin Road, Tsimshatsui, Kowloon, Hong Kong.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Curtis Riley (2)	-	-%
Low Tuan Lee (3)	-	-
Chua Seong Seng (4)	-	-%
All executive officers and directors as a group (1 person)	-	-%

Five Percent Shareholders
Pui Lam Rex Cheung(5)	24,000,000	7.059%
Yang Chuan(6)	40,000,000	11.765%
Hu Dengyang(6)	160,000,000	47.059%

(1)     Based on 340,000,000 shares issued and outstanding as of March 28, 2017 and includes, where applicable, shares of common stock issuable upon the exercise of warrants and conversion of debt held by such person that may be exercised within 60 days after March 28, 2017. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially, warrants and convertible debt owned by them.

(2)     Mr. Riley was appointed as an officer and director on October 10, 2016.

(3)     Mr. Lee resigned as our Chief Executive Officer and Chief Financial Officer on October 10, 2016.

(4)     Mr. Seng resigned as our Chief Executive Officer on February 9, 2016.

(5)     Address is: Room C404, 4/F, On Wa House, Lok Wa South Estate, Kwan Tong, Kowloon, Hong Kong.

(6)     Address is: Qian He Xin Cheng Building 4 #712, 520 Shuhan Road, Chengdu, Sichuan, PRC.

Item 13. Certain Relationships and Related Transactions and Director Independence

From time to time we engage in transactions with related parties. The following is a summary of the related party transactions reflected in Note 10 to our unaudited financial statements the three month period ended December 31, 2010 and Notes 6 and 13 to our consolidated financial statements for the fiscal year ended December 31, 2016.

Due from related parties at December 31, 2016 and 2015 consist of as follows:

	December 31,	December 31,
Related Party Name	2016	2015	Relationship with the Company
Due from related parties
Sichuan Jiuyuen Property Development Company Limited	$484,184	$-	Under the same ultimate common control with CJC
Chengdu Yongtian Machinery Company Limited	371,207	-	Under the same ultimate common control with CJC
	$855,391	$-

The amounts were non-interest bearing, unsecured and had no fixed terms of repayment.

As of December 31, 2016 and 2015, the Company was obligated to the following related parties:

	December 31,	December 31,
Related Party Name	2016	2015	Relationship with the Company

Yeung Baigui	$3,179,676	$2,963,213	Current director and former stockholder of Si Gu Niang
Wu Hongguang	7,423,561	7,810,900	Current director of Jitai and former stockholder of Jitai and Xing Tie
Chen Juan	1,204,493	-	Current director of and former stockholder of En Ze
Hu Dengyang	1,125,602	-	Current director of Jin Bai Xing and former stockholder of En Ze
Wu Ling Electrical Engineering Company Limited	3,550,252	1,540,924	Former stockholder of Xing Tie, currently under the same ultimate common control with CJC
Sichuan Jiuyuen Property Development Company Limited	-	414,351	Under the same ultimate common control with CJC
Sichuan Jiuyuen Electrical Engineering Company Limited	9,754,913	7,286,028	Under the same ultimate common control with CJC
Xinlong Xi Da Electrical Engineering Company Limited	270,078	289,437	Under the same ultimate common control with CJC
Li Yuen Huacheng Electrical Engineering Company Limited	2,375,344	2,160,602	Under the same ultimate common control with CJC
Sichuan Red Leaf Electrical Engineering Company Limited	387,846	153,846	Under the same ultimate common control with CJC
	$29,271,765	$22,619,301

Our principal executive offices are located at Room C, 15/F., Ritz Plaza, 122 Austin Road, Tsimshatsui, Kowloon, Hong Kong. This office space which is being provided to us rent-free by a shareholder on a month-to-month basis.

Policy Regarding Transactions with Related Persons

We do not have a formal, written policy for the review, approval or ratification of transactions between us and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person that are required to be disclosed under Item 404(a) of Regulation S-K. However, our policy is that any activities, investments or associations of a director or officer that create, or would appear to create, a conflict between the personal interests of such person and our interests must be assessed by our Chief Executive Officer and must be at arms’ length.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our independent auditors for the fiscal years ended December 31, 2016 and 2015, respectively.

	2016	2015

Audit Fees	$135,509	$12,200
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$135,509	$12,200

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

Item 15. Exhibits

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-19.

	2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits

Exhibit No.	DESCRIPTION

3.1(a)

Articles of Incorporation, as filed with the Nevada Secretary of State (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 (SEC File No. 333-195950) filed with the Commission on May 14, 2014).

3.1(b)

Certificate of Amendment to its Articles of Incorporation as filed with the Secretary of State of Nevada on September 16, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on March 30, 2017).

3.1(c)

Certificate of Correction to Certificate of Amendment to its Articles of Incorporation as filed with the Secretary of State of Nevada on March 29, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on March 30, 2017).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 (SEC File No. 333-195950) filed with the Commission on May 14, 2014).
10.1

Share Exchange Agreement, dated as of October 10, 2016, by and between Axiom Holdings, Inc., CJC Holdings, Ltd., Hu Dengyang and Yang Chuan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 14, 2016).

10.2*

Amendment to Share Exchange Agreement, dated as of December 21, 2016, by and between Axiom Holdings, Inc., CJC(Hong Kong), Ltd., Hu Dengyang and Yang Chuan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on December 23, 2016).

21.1*	Subsidiaries of the Registrant.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
101.INS*	101.INS* XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

__________

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Axiom Holdings, Inc.

Dated: March 31, 2017	By:	/s/ Curtis Riley
Curtis Riley, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curtis Riley	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2017
Curtis Riley	(principal executive officer, principal financial officer and principal accounting officer)

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Axiom Holdings, Inc.

(Incorporated in the State of Nevada, United States of America)

We have audited the accompanying consolidated balance sheets of Axiom Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and December 31, 2015, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit from its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axiom Holdings, Inc. and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the years ended December 31, 2016, December 31, 2015 and December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 and 3 to the financial statements, the Company has an obligation of guarantee to pay off its revenue of total of $1,364,620, an accumulated deficit of $2,882,019 as of December 31, 2016, and a net loss of $1,019,111 and net cash used in operations of $6,202,033 for the year ended December 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anthony Kam & Associates Limited

Anthony Kam & Associates Limited

Certified Public Accountants

March 31, 2017

Hong Kong, China

AXIOM HOLDINGS, INC.
Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$52,159	$140,438
Accounts receivable	13,986	78,532
Prepaid expenses	10,167,037	-
Due from related party	855,391	-
Total Current Assets	11,088,573	218,970
Long-term deposits	68,976	73,919
Property and equipment, net	70,197,828	75,893,832
Intangible assets, net	199,599	221,606
TOTAL ASSETS	81,554,976	76,408,327

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,507,063	$1,541,519
Accrued interest	2,147,424	1,254,629
Current portion of loans payable	3,175,770	-
Deposit received	1,557,372	1,713,694
Due to related parties	29,271,765	22,619,301
Tax payable	654,730	744,699
Dividend payable	49,578	-
Other current liabilities	114,960	1,309,000
Total Current Liabilities	38,478,662	29,182,842
Long-term loans payable	33,877,275	36,628,900
TOTAL LIABILITIES	72,355,937	65,811,742

Stockholders' Equity
Preferred stock: 50,000,000 authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 3,000,000,000 authorized; $0.001 par value 340,000,000 shares issued and outstanding, respectively	340,000	340,000
Capital reserve	34,287	34,287
Additional paid in capital	9,625,791	9,330,000
Accumulated other comprehensive income	2,080,980	2,755,206
Accumulated deficit	(2,882,019)	(1,862,908)
Total Stockholders' Equity	9,199,039	10,596,585

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,554,976	$76,408,327

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM HOLDINGS, INC.
Consolidated Statements of Operations and Other Comprehensive Loss

	Year Ended December 31,
	2016	2015	2014

Revenues	$2,234,415	$1,987,464	$2,183,113
Cost of goods sold	(992,736)	(833,467)	(924,122)
Gross Profit	1,241,679	1,153,997	1,258,991

Operating Expenses
General and administrative	457,269	568,803	2,044,625
Professional fees	157,131	-	-
Total operating expenses	614,400	568,803	2,044,625

Operating Profit	627,279	585,194	(785,634)

Other income (expense)
Interest expense, net	(1,088,952)	(1,068,176)	(803,306)
Other expense	(419)	(23,998)	(32)
Loss on related party guarantee	(557,019)	-	-
Total other expenses	(1,646,390)	(1,092,174)	(803,338)

Net loss before income taxes	(1,019,111)	(506,980)	(1,588,972)
Provision for income taxes	-	-	-

Net Loss	$(1,019,111)	$(506,980)	$(1,588,972)

Other Comprehensive Loss
Foreign currency translation adjustments	(674,226)	(494,751)	(353,574)
Total Comprehensive Loss	$(1,693,337)	$(1,001,731)	$(1,942,546)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	340,000,000	340,000,000	340,000,000

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM HOLDINGS, INC.
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2016 and 2015

							Accumulated
						Additional	Other
	Preferred Stock		Common Stock		Capital	Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Reserve	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2013	-	$-	339,999,578	$340,000	$34,287	$9,329,988	$3,603,531	$233,044	$13,540,850

Net loss								(1,588,972)	(1,588,972)
Other comprehensive loss							(353,574)		(353,574)
Balance, December 31, 2014	-	-	339,999,578	340,000	34,287	9,329,988	3,249,957	(1,355,928)	11,598,304

Issued common stock to Founder			422	-		12			12
Net loss								(506,980)	(506,980)
Other comprehensive loss							(494,751)		(494,751)
Balance, December 31, 2015	-	-	340,000,000	340,000	34,287	9,330,000	2,755,206	(1,862,908)	10,596,585

Recapitalization						(43,831)			(43,831)
Debt forgiveness						339,622			339,622
Net loss								(1,019,111)	(1,019,111)
Other comprehensive loss							(674,226)		(674,226)
Balance, December 31, 2016	-	$-	340,000,000	$340,000	$34,287	$9,625,791	$2,080,980	$(2,882,019)	$9,199,039

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,019,111)	$(506,980)	$(1,588,972)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,013,640	862,255	920,908
Changes in operating assets and liabilities:
Accounts receivable	62,118	(81,158)	3,575,143
Other receivable	-	-	77,906
Prepaid expenses and deposits	(10,643,637)	397,262	(196,529)
Accounts payable and accrued liabilities	4,554,748	(3,115,301)	(345,743)
Accrued interest	1,023,238	566,981	(461,329)
Deposit receivable	(43,692)	482,405	(441,646)
Tax payable	(42,074)	(215,427)	1,034,418
Other liabilities	(1,107,263)	(254,642)	(9,533)
Net cash provided by (used in) operating activities	(6,202,033)	(1,864,605)	2,564,623

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,855,924)	(6,650,135)	(11,256,239)
Payments of due from related party	(1,651,710)	-	(1,079,936)
Collection of due from related party	298,000	1,213,765	-
Net cash used in investing activities	(6,209,634)	(5,436,370)	(12,336,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	4,516,374	7,877,991	20,450,428
Repayment of loans	(1,505,458)	(2,625,997)	(430,108)
Proceeds from related parties	9,309,915	2,030,213	-
Payments to related parties	-	-	(10,436,439)
Net cash provided by financing activities	12,320,831	7,282,207	9,583,881

Effects on changes in foreign exchange rate	2,557	(6,690)	(7,572)

Net decrease in cash and cash equivalents	(88,279)	(25,458)	(195,243)
Cash and cash equivalents - beginning of period	140,438	165,896	361,139
Cash and cash equivalents - end of period	$52,159	$140,438	$165,896

Supplemental Cash Flow Disclosures
Cash paid for interest	$65,715	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activity:
Related party debt forgiven	$339,622	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2016, 2015, and 2014

(Except Axiom Holdings, Inc., Horizon Resources Co. Limited and CJC (Hong Kong) Limited, all English names of the companies and natural persons in this report are not their official English names but are stated here for identification purpose only.)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Axiom Holdings, Inc. (the “Company” or “Axiom”) is a Nevada corporation incorporated on August 7, 2013, as At Play Vacations, Inc. It is based in Kowloon, Hong Kong. The Company incorporated wholly-owned subsidiaries, Quality Resort Hotels, Inc. (“QRH”) in Florida on August 8, 2013 and Horizon Resources Co. Ltd (“Horizon”) in the Cayman Islands on September 7, 2015. On June 23, 2016, QRH was legally dissolved with the state of FL. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Share Exchange Agreement

On October 10, 2016, Axiom entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with CJC (Hong Kong) Limited (“CJC”) and the two shareholders of CJC, Hu Dengyang and Yang Chuan (the “CJC Shareholders”). Pursuant to the Share Exchange Agreement, Axiom has agreed to acquire all of the issued and outstanding shares of CJC from the CJC Shareholders in exchange for the issuance to the CJC Shareholders of 200,000,000 shares of Axiom’s common stock, par value $0.001 per share (the “Common Stock”).

In connection with the transactions contemplated under the Share Exchange Agreement, Axiom will cancel 200,000,000 shares of its Common Stock currently outstanding prior to the closing of the transactions, and therefore the shares of Common Stock issued to the CJC Shareholders in the transactions pursuant to the Share Exchange Agreement will represent approximately 58.8% of the issued and outstanding shares of Axiom’s Common Stock at the closing of such transactions. As of October 10, 2016, Axiom has 340,000,000 shares of Common stock issued and outstanding. The acquisition of the shares of CJC and the cancellation of the shares of Company’s Common Stock as described herein, together with the other transactions described in the Share Exchange Agreement, are collectively referred to herein as the “Transactions.” Upon completion of the closing of the Transactions, CJC will become a subsidiary of Axiom.

Any party may terminate the Share Exchange Agreement if the closing of the Transactions does not occur by February 15, 2017 (unless such failure was due to a breach of the Share Exchange Agreement by such party). The Company’s obligation to close is conditioned upon, among other items, (i) certain, limited customary representations and warranties of CJC and the CJC Shareholders remaining true and correct; (ii) CJC and the CJC Shareholders having complied in all material respects with all covenants and conditions required by the Share Exchange Agreement; (iii) no order of any governmental authority being in place which prohibits the Transactions; (iv) receipt of any consents or approvals required for the closing of the Transactions under any contracts, permits, trademarks or intangibles; (v) the completion by Axiom, to its satisfaction in its sole discretion, of its due diligence investigation of CJC and its operations; (vi) CJC having provided Axiom with certain financial statements and (vii) no material adverse effect having occurred with respect to CJC.

CJC and the CJC Shareholders’ obligations to close are conditioned upon, among other items, (i) certain, limited customary representations and warranties of Axiom remaining true and correct; (ii) Axiom having complied in all material respects with all covenants and conditions required by the Share Exchange Agreement; (iii) no order of any governmental authority being in place which prohibits the Transactions; (iv) no more than 340,000,000 shares of Common Stock being outstanding; (v) the completion by counsel for the CJC Shareholders, to its satisfaction in its sole discretion, of its due diligence investigation of Axiom; and (vi) no material adverse effect having occurred with respect to Axiom.

As of the closing of the Transactions, the parties have agreed to execute such documents and undertake such actions as required to cause the Board of Directors of Axiom following the closing to consist of one current director of Axiom and two directors appointed by the CJC Shareholders.

On December 21, 2016, Axiom, Horizon, CJC and the CJC Shareholders entered into an amendment to the Share Exchange Agreement (the “SEA Amendment”) in which Horizon agreed to acquire all of the issued and outstanding CJC’s Shares from the CJC Shareholders in exchange for the issuance by Axiom to the CJC Shareholders of 200,000,000 shares of Common Stock. The Share Exchange Agreement as amended by the SEA Amendment is collectively referred to as the “Share Exchange Agreement, as amended”. The SEA Amendment also provides for the addition of Sichuan Xing Tie Electric Power Company Limited which is an additional subsidiary of CJC to be acquired as part of the transaction. The Share Exchange Agreement as originally drafted provided for the direct acquisition by Axiom of the CJC’s Shares, and the SEA Amendment accomplishes this through the transfer of the CJC Shares to Horizon, resulting in indirect ownership by Axiom of the CJC’s Shares through Axiom’s wholly owned subsidiary Horizon.

On December 21, 2016, Horizon completed the acquisition of the CJC’s Shares as provided for in the Share Exchange Agreement as amended by the SEA Amendment. Pursuant to the terms and conditions of the Share Exchange Agreement, as amended, the CJC Shareholders who collectively own 100% of the issued and outstanding shares of CJC exchanged their CJC Shares for an aggregate of 200,000,000 shares of our common stock. Pursuant to terms of the Share Exchange Agreement and immediately prior to the completion of the acquisition of CJC, Low Tuan Lee, Lim Wei and Chua Seong cancelled an aggregate of 200,000,000 shares of Axiom’s common stock. Upon completion of the closing, CJC will become a subsidiary of Axiom and the CJC Shareholders as a group will hold approximately 58.8% of Axiom’s pro-forma shares of common stock outstanding which is expected to be approximately 340,000,000 shares giving effect to the issuance of the shares to acquire CJC and the share cancellation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States. The Company’s fiscal year end was September 30 and changed to December 31 on October 1, 2015.

Basis of Consolidation

At December 31, 2016, the Company, through its wholly owned direct and indirect subsidiaries listed below, operates in two industry segments, namely hospitality and power production, and one geographic segment, the People’s Republic of China (“China” or the “PRC”).

Entity Name	Entity Owned By	Nature of Operation	Country of Incorporation
Horizon Resources Co. Ltd	Axiom	Investment holding	Cayman Islands
CJC (Hong Kong) Limited	Horizon	Investment holding	Hong Kong, China
Jin Tai Hong (Shenzhen) Hotel Management Services Company Limited (“Jin Tai Hong”)	CJC	Investment holding	China
Jin Bai Xing (Shenzhen) Clean Energy Technology Services Company Limited (“Jin Bai Xing”)	CJC	Investment holding	China
Xiao Jin County En Ze Hotel Management Company Limited ("En Ze")	Jin Tai Hong	Hotel management	China
Xiao Jin County Si Gu Niang Mountain Hotel Management Company Limited ("Si Gu Niang")	Jin Tai Hong	Hotel operation (under construction)	China
Xiaojin County Jitai Power Investment Company Limited (“Jitai”)	Jin Bai Xing	Hydroelectric power station operation	China
Xiaojin County Xin Hong Electric Power Development Company Limited (“Xin Hong”)	Jin Bai Xing	Hydroelectric power station operation (under construction)	China
Sichuan Xing Tie Electric Power Company Limited (“Xing Tie”)	Jin Bai Xing	Manufacturing and trading of mechanical and electrical equipment	China

These consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

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

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to the U.S. dollar in accordance with ASC 830, “Foreign Currency Matters”.

The Company’s functional currency and reporting currency is the U.S. dollar, subsidiaries’ functional currency is the Chinese Yuan Renminbi (“CNY”) and Hong Kong Dollar (“HKD”).

The Company's subsidiaries, whose records are not maintained in that company's functional currency, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

The Company's subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at the historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	December 31,	December 31,	December 31,
	2016	2015	2014

Spot CNY: USD exchange rate	$0.14	$0.15	$0.16
Average CNY: USD exchange rate	$0.15	$0.16	$0.16
Spot HKD: USD exchange rate	$0.129	$0.129	$0.129
Average HKD: USD exchange rate	$0.129	$0.129	$0.129

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $52,159 and $140,438 in cash and cash equivalents as at December 31, 2016 and 2015, respectively.

Accounts Receivable

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. Accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of December 31, 2016 and 2015. The Company’s accounts receivable consists of only trade receivables.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Property and Equipment

Property and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges:

Years
Power stations	35
Office equipment	8
Mechanical equipment	6-30
Transportation equipment	6-10

Construction in progress is the construction or development of property and equipment that have not yet been placed in service for our intended use and is not depreciated until ready for service. It is recognized based on the costs incurred, and is reclassified to property and equipment when it is available for intended use. Depreciation is not recorded during the period in which a long-lived asset or disposal group is classified as held for sale, even if the asset or disposal group continues to generate revenue during the period.

We evaluate the carrying value of our property and equipment if there are indicators of potential impairment. We perform an analysis to determine the recoverability of the asset’s carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of operations within impairment losses. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset using discount and capitalization rates deemed reasonable for the type of asset, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers.

Capitalized Interest

Interest is capitalized on construction in progress using the interest rate of 11.28% during the year ended December 31, 2016, and the interest rate range of 6.14% - 11.28% during the year ended December 31, 2015. Interest of $208,902 and $1,514,566 was capitalized during the years ended December 31, 2016, and 2015, respectively, and is included in construction in progress in the Company's consolidated balance sheets.

Intangible Assets

We account for intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other.” The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Land use rights are amortized over 50 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

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

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures is limited.

All of the accounts receivable were due from a single customer of Jitai. The customer is a company with the PRC Government being the major shareholder. Hence, the credit risk associated with the accounts receivable was considered to be insignificant.

Revenue Recognition

The Company pursues opportunities to realize revenues from the provision of electricity by Jitai, to one customer. It is the Company’s policy that revenues will be recognized in accordance with ASC 605, “Revenue Recognition.” The Company recognizes revenue only when all of the following criteria have been met:

i)	power is generated and sold to our customer,
ii)	the customer signs back confirmation on quantity of power generated,
iii)	the unit charge of power is fixed or determinable; and,
iv)	collection is reasonably assured.

On the 24th of every month, the Company will check the power meter together with our client, and obtain a signed confirmation on power consumption for the prior month. Based on contracted unit pricing, the Company will invoice the customer.

Concentration of Revenue

All revenue of the Company during the years was earned from provision of electricity to a single customer which was unrelated to the Company.

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

There were no share-based expenses for the year ended December 31, 2016, 2015 and 2014.

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

An unrelated company (the “Guarantor”) has provided a guarantee for a related company of CJC (the “Related Company”) to secure a bank loan of $1,449,900 which matured in 2014. Jitai has in turn provided a guarantee to the Guarantor. Upon maturity of the loan, the Related Company failed to repay the loan. Hence, the Guarantor repaid the amount to the bank for the Related Company, but Jitai failed to fulfill its obligation for the guarantee to the Guarantor. By a court order, an agreement (the “Jitai Agreement”) between the Guarantor and Jitai was reached whereby the revenue of Jitai from June 2016 will be paid directly from the customer of Jitai to the Guarantor until a total of $1,364,620 has been repaid to the Guarantor. For the year ended December 31, 2016, the Company paid $557,019 and recorded a loss on the related party guarantee of $577,019.

Except for this commitment, there were no other commitments or contingencies at December 31, 2016 and 2015.

Recent Accounting Pronouncements

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company is currently evaluating the potential impact that the adoption of this ASU may have on its financial statements.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the potential impact that the adoption of this ASU may have on its financial statements.

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has a net loss from operations of $1,019,111 and a net cash used in operation of $6,202,033 for the year ended December 31, 2016, and an accumulated deficit of $2,882,019 as of December 31, 2016. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended December 31, 2017.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

As shown in Note 2 – Revenue Recognition, the failure of Jitai to fulfill its obligation of guarantee and the agreement between the Guarantor and Jitai will significantly affect the subsequent revenue recognized by Jitai and hence the Company.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable represents the amounts billed to the sole customer of Jitai for provision of electricity. It was overdue for less than one year as at the end of the periods presented. The sole customer is a company with the PRC Government being the major shareholder, and hence is considered to be trust worthy and no impairment is considered to be required for the amount.

NOTE 5 - PREPAID EXPENSES

The Company's prepaid expenses consist of the followings:

	December 31,	December 31,
	2016	2015
Third party suppliers for construction materials	$258,676	$-
Third party service providers for construction services	9,776,582	-
Third party suppliers for construction equipment	126,456	-
Other prepaid	5,323	-
	$10,167,037	$-

NOTE 6 - LONG-TERM DEPOSITS

The Company's long-term deposits consist of the followings:

	December 31,	December 31,
	2016	2015
The authority of the PRC government as a guarantee for the standard of the power station upon completion of construction	68,976	73,919
	$68,976	$73,919

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2016 and 2015 consist of the following:

	December 31,	December 31,
	2016	2015
Cost:
Power station	$34,356,510	$36,819,085
Office equipment	17,800	19,076
Mechanical equipment	12,271	5,968
Transportation	91,288	97,831
Construction in progress	41,104,502	43,693,166
	75,582,371	80,635,126
Less: accumulated depreciation	(5,384,543)	(4,741,294)
Property and Equipment, net	$70,197,828	$75,893,832

Depreciation expense for the year ended December 31, 2016, 2015 and 2014 amounted to $1,006,113, $853,485 and $912,792, respectively.

Part of power station and construction in progress has been pledged to banks to secure the bank loans (Note 10) provided to the Company.

During the year ended December 31, 2016 and 2015, construction in progress of $0 and $14,420,282, respectively, had been re-classified to power station upon completion of construction when the facility reached the stage of completion for its intended use.

NOTE 8 - INTANGIBLE ASSETS

The intangible assets represent land use rights in the PRC with lease terms ranging from 36 years to 50 years.

	December 31,	December 31,
	2016	2015

Cost	$221,801	$237,699
Less: accumulated amortization	(22,202)	(16,093)
Intangible assets, net	$199,599	$221,606

The amortization expense for the year ended December 31, 2016, 2015 and 2014 amounted to $7,527, $7,950 and $8,100, respectively.

Part of land use rights have been pledged to banks to secure for the bank loans (Note 10) provided to the Company.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company's accounts payable and accrued liabilities consist of the followings:

	December 31,	December 31,
	2016	2015

Accrued expense	141,796	-
Construction service fees payable to third party service providers	1,361,135	1,529,487
Salaries and sundries expenses payable	4,132	12,032
	$1,507,063	$1,541,519

The amounts were interest free, unsecured and to be repaid within 1 year from December 31, 2016 and 2015, respectively.

NOTE 10 - LOANS PAYABLE AND ACCRUED INTEREST

The components of our long-term debt from Bank and Credit Union, including the current portion, and the associated interest rates, were as follows as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015	Interest rate

Note payable - December 29, 2011 - December 28, 2017	$330,510	$354,200	0.94% per month
Note payable - November 23, 2011 - November 23, 2017	790,350	847,000	0.94% per month
Note payable - August 31, 2011 - August 30, 2017	617,910	662,200	0.94% per month
Note payable - June 16, 2014 - June 15, 2020	7,185,000	7,700,000	Best lending interest rate of the People's Bank of China plus 20% per annum
Note payable - January 22, 2015 - January 21, 2020	2,406,975	2,579,500	11.40% per annum
Note payable - November 24, 2014 - November 25, 2024	4,742,100	5,082,000	9.23% per annum
Note payable - January 10, 2014 - December 20, 2032	16,669,200	19,404,000	Best lending interest rate of the People's Bank of China plus 4% per annum
Note payable - June 27, 2016 - June 28, 2021	4,311,000	-	7.6% per annum
	$37,053,045	$36,628,900
Current portion of loans payable	3,175,770	-
Long-term loans payable	$33,877,275	$36,628,900

Interest expenses for the year ended December 31, 2016, 2015 and 2014 amounted to $1,088,952, $1,068,176 and $803,306, respectively.

The bank loans are secured by construction in progress (December 31, 2016: $4,579,467; December 31, 2015: $4,688,317; Note 7), power station (December 31, 2016: $29,028,673; December 31, 2015: $32,120,764; Note 7) and intangible assets (December 31, 2016: $124,875; December 31, 2015: $139,524; Note 8) from part of the balances of those items shown in the balance sheet.

NOTE 11 - DEPOSITS RECEIVED

Deposits received represent the deposits received from one of the major construction service providers as a performance guarantee of the power station under construction for the year ended December 31, 2015, and from eight construction service providers as a performance guarantee for the power station under construction for the year ended December 31, 2016. Deposits received will be refunded to the service providers when the construction is completed to a satisfactory standard.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due from Related Parties

Due from related parties at December 31, 2016 and 2015 consist of as follows:

	December 31,	December 31,
Related Party Name	2016	2015	Relationship with the Company
Sichuan Jiuyuen Property Development Company Limited	$484,184	$-	Under the same ultimate common control with CJC
Chengdu Yongtian Machinery Company Limited	371,207	-	Under the same ultimate common control with CJC
	$855,391	$-

The amounts were non-interest bearing, unsecured and had no fixed terms of repayment.

Due to Related Parties

As of December 31, 2016 and 2015, the Company was obligated to the following related parties:

	December 31,	December 31,	Relationship with
Related Party Name	2016	2015	the Company

Yeung Baigui	$3,179,676	$2,963,213	Current director and former stockholder of Si Gu Niang
Wu Hongguang	7,423,561	7,810,900	Current director of Jitai and former stockholder of Jitai and Xing Tie
Chen Juan	1,204,493	-	Current director of and former stockholder of En Ze
Hu Dengyang	1,125,602	-	Current director of Jin Bai Xing and former stockholder of En Ze
Wu Ling Electrical Engineering Company Limited	3,550,252	1,540,924	Former stockholder of Xing Tie, currently under the same ultimate common control with CJC
Sichuan Jiuyuen Property Development Company Limited	-	414,351	Under the same ultimate common control with CJC
Sichuan Jiuyuen Electrical Engineering Company Limited	9,754,913	7,286,028	Under the same ultimate common control with CJC
Xinlong Xi Da Electrical Engineering Company Limited	270,078	289,437	Under the same ultimate common control with CJC
Li Yuen Huacheng Electrical Engineering Company Limited	2,375,344	2,160,602	Under the same ultimate common control with CJC
Sichuan Red Leaf Electrical Engineering Company Limited	387,846	153,846	Under the same ultimate common control with CJC
	$29,271,765	$22,619,301

Directors Compensation

During the years ended December 31, 2016, 2015, and 2014, directors of our subsidiaries were paid salaries totaling $172,500, 182,850, and 186,300, respectively.

NOTE 13 - OTHER CURRENT LIABILITIES

The Company's other payable consist of the following:

	December 31,	December 31,
	2016	2015

Sichuan Lap Yip Electronic Company Limited	$-	$1,185,800
The PRC Government of Xiao Jin Country	114,960	123,200
	$114,960	$1,309,000

The amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

NOTE 14 - EQUITY

Preferred Stock

The Company has authorized 50,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as at December 31, 2016 and 2015.

Common Shares

The Company has authorized 3,000,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

As of December 31, 2016 and 2015, the Company had 340,000,000 shares of common stock issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 15 - PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes.” ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in United States, Hong Kong and the PRC.

The statutory income tax rate of United States is 34%. The statutory income tax rate of Hong Kong is 16.5%. The statutory federal income tax rate of the PRC is 25%.

Tax expenses of $10,487, $269,964, and $1,214,301 have been incurred during the year ended December 31, 2016, 2015, and 2014, respectively, which represent the Business Tax of the PRC charged on the addition of construction in progress during the years at an effective tax rate of approximately 3%. The tax expenses have been categorized under general and administrative expenses in the consolidated statements of operations and other comprehensive income (expenses). Tax payable in the consolidated balance sheets represents solely the provision for these tax expenses.

As of December 31, 2016, the Company has loss carried forwards for United States income taxes of approximately $152,000, for Hong Kong income taxes of approximately $24,000, and for PRC income taxes of approximately $2,707,000. US Federal net operating loss carryforwards may be carried forward up to a maximum of 20 years and will begin expiring in 2036. The tax benefits of operating loss in the PRC can be carried forward up to a maximum of 5 years and will begin expiring in 2021. The tax benefits of operating loss in Hong Kong can be carried forward indefinitely.

 United states, China and Hong Kong components of income (loss) before income taxes were as follows:

	For the Years Ended
	December 31,
	2016	2015	2014
United States	$151,603	$-	$-
Hong Kong	12,575	10,965	-
China	854,933	496,015	1,588,972
Loss before income taxes	$1,019,111	$506,980	$1,588,972

The income tax provision/(benefit) for the years ended December 31, 2016 and 2015 consists of the following:

	For the Years Ended
	December 31,
	2016	2015	2014
Income tax benefit at statutory rate:
United States	$51,545	$-	$-
Hong Kong	2,075	1,809	-
China	213,733	124,004	397,243
Total	267,353	125,813	397,243
Change in valuation allowance	(267,353)	(125,813)	(397,243)
Income tax expense (benefit)	$-	$-	$-

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
Net operating loss carried forward:
United States	$51,545	$-
Hong Kong	3,884	1,809
China	793,241	579,508
Total	848,670	581,317
Valuation allowance	(848,670)	(581,317)
Net deferred tax asset	$-	$-

The reconciliation of the effective income tax rate to the United States statutory rate as of December 31, 2016, 2015 and 2014:

Income tax rate	34.0%
Increase in valuation allowance	(34.0%)
Effective income tax rate	0.0%

The reconciliation of the effective income tax rate to the Hong Kong statutory rate as of December 31, 2016, 2015 and 2014:

Income tax rate	16.5%
Increase in valuation allowance	(16.5%)
Effective income tax rate	0.0%

The reconciliation of the effective income tax rate to the China statutory rate as of December 31, 2016, 2015 and 2014:

Income tax rate	25.0%
Increase in valuation allowance	(25.0%)
Effective income tax rate	0.0%

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2016. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

The Company has no uncertain tax positions as of December 31, 2016 and 2015 due to the limited nature of its operations. Income taxes for the years ended December 31, 2013 (U.S.), December 31, 2015 (Honk Kong), and December 31, 2014 (unlimited historical review for tax fraud) (PRC) remain subject to examination by tax authorities.

NOTE 16 - INDUSTRY SEGMENTS

At December 31, 2016 and 2015, the Company operates in two industry segments, namely hospitality and power production, and in one geographic segment, China, where all assets and liabilities were located.

Hospitality

The Company provides catering and hospitality services.

Power production

The Company produces hydroelectric power.

Segment revenue and net loss for the years ended December 31, 2016 and 2015 were as follows:

December 31, 2016	Holding Company	Hospitality	Power production	Total Consolidated
Assets
Current assets	$15,408	$7,117,791	$3,955,374	$11,088,573
Property and Equipment	-	4,579,467	65,618,361	70,197,828
Other non-current assets	-	124,875	143,700	268,575
Liabilities
Current liabilities	141,796	7,459,691	30,877,175	38,478,662
Long term liabilities	-	4,311,000	29,566,275	33,877,275
Net assets (liabilities)	$(126,388)	$51,442	$9,273,985	$9,199,039

December 31, 2015	Hospitality	Power production	Total Consolidated
Assets
Current assets	$-	$218,970	$218,970
Property and Equipment	4,688,317	71,205,515	75,893,832
Other non-current assets	139,524	156,001	295,525
Liabilities
Current liabilities	3,076,872	27,645,970	29,182,842
Long term liabilities	1,863,400	33,225,500	36,628,900
Net assets (liabilities)	$(112,431)	$10,709,016	$10,596,585

Year Ended December 31, 2016	Holding Company	Hospitality	Power production	Total Consolidated
Revenue	$-	$-	$2,234,415	$2,234,415
Cost of goods sold	-	-	(992,736)	(992,736)
Operating expenses	(164,180)	(101,911)	(348,309)	(614,400)
Other expenses, net	2	-	(1,646,392)	(1,646,390)
Net loss	$(164,178)	$(101,911)	$(753,022)	$(1,019,111)

Year Ended December 31, 2015	Hospitality	Power production	Total Consolidated
Revenue	$-	$1,987,464	$1,987,464
Cost of goods sold	-	(833,467)	(833,467)
Operating expenses	(40,154)	(528,649)	(568,803)
Other expenses, net	-	(1,092,174)	(1,092,174)
Net loss	$(40,154)	$(466,826)	$(506,980)

Year Ended December 31, 2014	Hospitality	Power production	Total Consolidated
Revenue	$-	$2,183,113	$2,183,113
Cost of goods sold	-	(924,122)	(924,122)
Operating expenses	(158,697)	(1,885,928)	(2,044,625)
Other expenses, net	-	(803,338)	(803,338)
Net loss	$(158,697)	$(1,430,275)	$(1,588,972)

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the two years ended December 31, 2016 and 2015 are as follows:

	Quarter
	First	Second	Third	Fourth

Year Ended December 31, 2016
Revenues	$314,588	$385,739	$851,088	$683,000
Operating income	32,318	86,658	379,435	128,868
Net loss	(258,541)	(142,504)	(101,904)	(516,162)
Per share (basic)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Per share (diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Year Ended December 31, 2015
Revenues	$-	$199,216	$975,761	$812,487
Operating income (loss)	(157,842)	(11,924)	682,207	72,753
Net income (loss)	(456,796)	(166,178)	350,933	(234,939)
Per share (basic)	$(0.00)	$(0.00)	$0.00	$(0.00)
Per share (diluted)	$(0.00)	$(0.00)	$0.00	$(0.00)

NOTE 18 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no other events have occurred that require disclosure.

