Form 10-Q
period 2017-03-31
AXIOM HOLDINGS, INC.
filed 2017-05-15
CIK 1584584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED MARCH 31, 2017

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

852 3798 3736

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2017, there were 340,000,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

Indicate by check mark whether the registrant is an “emerging growth company” as defined in Section 2(a) of the Securities Act and Section 3(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. ___

AXIOM HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

- 2 -

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AXIOM HOLDINGS, INC.

INDEX TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

UNAUDITED

AXIOM HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$224,550	$52,159
Accounts receivable	258,330	13,986
Prepaid expenses	12,476,181	10,167,037
Due from related parties	893,361	855,391
Tax receivable	31,097	-
Total Current Assets	13,883,519	11,088,573
Property and equipment, net	70,645,530	70,197,828
Intangible assets, net	201,683	199,599
Long-term deposits	69,696	68,976
TOTAL ASSETS	84,800,428	81,554,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,252,029	$1,507,063
Accrued interest	2,004,925	2,147,424
Current portion of loans payable	3,208,920	3,175,770
Deposit received	1,444,535	1,557,372
Due to related parties	31,645,940	29,271,765
Tax payable	-	654,730
Dividend payable	64,186	49,578
Other current liabilities	238,662	114,960
Total Current Liabilities	39,859,197	38,478,662
Long-term loans payable	36,554,100	33,877,275
TOTAL LIABILITIES	76,413,297	72,355,937

Stockholders' Equity
Preferred stock: 50,000,000 authorized; $0.001 par value no shares issued and outstanding	-	-
Common stock: 3,000,000,000 authorized; $0.001 par value 340,000,000 shares issued and outstanding, respectively	340,000	340,000
Capital reserve	34,287	34,287
Additional paid in capital	9,356,929	9,625,791
Accumulated other comprehensive income	2,178,177	2,080,980
Accumulated deficit	(3,522,262)	(2,882,019)
Total Stockholders' Equity	8,387,131	9,199,039

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,800,428	$81,554,976

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM HOLDINGS, INC.

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three months ended
	March 31,
	2017	2016

Revenues	$446,572	$319,456
Cost of goods sold	(464,024)	(251,069)
Gross Profit (Loss)	(17,452)	68,387

Operating Expenses
General and administrative	44,799	36,842
Professional fees	111,789	-
Total operating expenses	156,588	36,842

Operating Profit (Loss)	(174,040)	31,545

Other income (expense)
Interest expense, net	(466,203)	(295,360)

Net loss before income taxes	(640,243)	(263,815)
Provision for income taxes	-	-

Net Loss	$(640,243)	$(263,815)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	97,197	65,176
Total Comprehensive Loss	$(543,046)	$(198,639)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	340,000,000	340,000,000

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(640,243)	$(263,815)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	453,971	255,270
Changes in operating assets and liabilities:
Accounts receivable	(244,131)	(125,468)
Prepaid expenses	(2,202,464)	-
Accounts payable and accrued liabilities	(269,218)	(222,900)
Accrued interest	(164,870)	176,588
Deposit receivable	(129,058)	(476,273)
Tax payable	(692,471)	(37,586)
Other liabilities	136,555	128,352
Net cash used in operating activities	(3,751,929)	(565,832)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(168,997)	(1,874,194)
Payments of due from related party	(327,032)	-
Collection of due from related party	298,000	-
Net cash used in investing activities	(198,029)	(1,874,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	2,322,560	-
Proceeds from related parties	1,803,078	2,916,242
Payments to related parties	(3,774)	(397,409)
Net cash provided by financing activities	4,121,864	2,518,833

Effects on changes in foreign exchange rate	485	1,666

Net increase in cash and cash equivalents	172,391	80,473
Cash and cash equivalents - beginning of period	52,159	140,438
Cash and cash equivalents - end of period	$224,550	$220,911

Supplemental Cash Flow Disclosures
Cash paid for interest	$631,073	$118,772
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Related party debt forgiven	$16,680	$-

The accompanying notes are an integral part of these consolidated financial statements.

AXIOM HOLDINGS, INC.

Notes to the Consolidated Financial Statements

March 31, 2017

(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2016 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2016 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2017.

Basis of Consolidation

At March 31, 2017, the Company, through its wholly owned direct and indirect subsidiaries listed below, operates in two industry segments, namely hospitality and power production, and one geographic segment, the People’s Republic of China (“China” or the “PRC”).

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

The Company's subsidiaries, whose records are not maintained in that company's functional currency, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

The Company's subsidiaries, whose functional currency is not the U.S. dollar, translate their records into the U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at the historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	March 31,	December 31,	March 31,
	2017	2016	2016

Spot CNY: USD exchange rate	$0.145	$0.144	$0.155
Average CNY: USD exchange rate	$0.145	$0.151	$0.153
Spot HKD: USD exchange rate	$0.129	$0.129	$0.129
Average HKD: USD exchange rate	$0.129	$0.129	$0.129

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

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, prepaid expense, due from related parties, accounts payable and accrued liabilities, accrued interest, deposit received, and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company's cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Concentration of Revenue

All revenue of the Company during the periods was earned from provision of electricity to a single customer which was unrelated to the Company.

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

Except for this commitment, there were no other commitments or contingencies at March 31, 2017 and December 31, 2016.

Recent Accounting Pronouncements

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has a net loss from operations of $174,040 and a net cash used in operating activities of $3,751,929 for the three months ended March 31, 2017, and an accumulated deficit of $3,522,262 as of March 31, 2017. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended December 31, 2017.

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

NOTE 4 - PREPAID EXPENSES

The Company's prepaid expenses consist of the followings:

	March 31,	December 31,
	2017	2016
Prepaid expenses:
Third party suppliers for construction materials	$261,376	$258,676
Third party service providers for construction services	12,084,206	9,776,582
Third party suppliers for construction equipment	127,776	126,456
Other prepaid	2,823	5,323

	$12,476,181	$10,167,037

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2017 and December 31, 2016 consist of the following:

	March 31,	December 31,
	2017	2016
Cost:
Power station	$71,710,710	$34,356,510
Office equipment	17,986	17,800
Mechanical equipment	12,399	12,271
Transportation	92,241	91,288
Construction in progress	4,707,038	41,104,502
	76,540,374	75,582,371
Less: accumulated depreciation	(5,894,844)	(5,384,543)
Property and Equipment, net	$70,645,530	$70,197,828

Depreciation expense, included in cost of goods sold, for the three months ended March 31, 2017 and 2016 amounted to $453,971 and $255,270, respectively.

Part of power station and construction in progress has been pledged to banks to secure the bank loans (Note 6) provided to the Company.

During the three months ended March 31, 2017 and 2016, construction in progress of $36,985,391 and $0, respectively, had been re-classified to power station upon completion of construction when the facility reached the stage of completion for its intended use.

NOTE 6- LOANS PAYABLE AND ACCRUED INTEREST

The components of our long-term debt from Bank and Credit Union, including the current portion, and the associated interest rates, were as follows as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,	Interest
	2017	2016	rate

Note payable - December 29, 2011 - December 28, 2017	$333,960	$330,510	0.94% per month
Note payable - November 23, 2011 - November 23, 2017	798,600	790,350	0.94% per month
Note payable - August 31, 2011 - August 30, 2017	624,360	617,910	0.94% per month
Note payable - June 16, 2014 - June 15, 2020	7,260,000	7,185,000	Best lending interest rate of the People's Bank of China plus 20% per annum
Note payable - January 22, 2015 - January 21, 2020	2,432,100	2,406,975	11.40% per annum
Note payable - November 24, 2014 - November 25, 2024	4,791,600	4,742,100	9.23% per annum
Note payable - January 10, 2014 - December 20, 2032	16,843,200	16,669,200	Best lending interest rate of the People's Bank of China plus 4% per annum
Note payable - June 27, 2016 - June 28, 2021	4,356,000	4,311,000	7.6% per annum
Note payable - January 22, 2017 - January 21, 2019	2,323,200	-	8.04% annum
	$39,763,020	$37,053,045
Current portion of loans payable	3,208,920	3,175,770
Long-term loans payable	$36,554,100	$33,877,275

Interest expenses for the three months ended March 31, 2017, and 2016 amounted to $466,203 and $295,360, respectively. As of March 31, 2017, and December 31, 2016, the Company recorded accrued interest related to the loans of $2,004,925 and $2,147,424, respectively.

The bank loans are secured by construction in progress (March 31, 2017: $4,707,038; December 31, 2016: $4,579,467; Note 5), power station (March 31, 2017: $29,093,287; December 31, 2016: $29,028,673; Note 5) and intangible assets (March 31, 2017: $126,179; December 31, 2016: $124,875) from part of the balances of those items shown in the balance sheet.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due from Related Parties

Due from related parties at March 31, 2017 and December 31, 2016 consist of as follows:

	March 31,	December 31,	Relationship with
Related Party Name	2017	2016	the Company
Due from related parties
Sichuan Jiuyuen Property Development Company Limited	$489,239	$484,184	Under the same ultimate common control with CJC
Chengdu Yongtian Machinery Company Limited	375,082	371,207	Under the same ultimate common control with CJC
Chengdu Weijing Liquor Store Management Co., Ltd.	29,040	-	Under the same ultimate common control with CJC
	$893,361	$855,391

The amounts were non-interest bearing, unsecured and had no fixed terms of repayment.

Due to Related Parties

As of March 31, 2017, and December 31, 2016, the Company was obligated to the following related parties:

	March 31,	December 31,	Relationship with
Related Party Name	2017	2016	the Company
Due to related parties
Yeung Baigui	$3,212,866	$3,179,676	Current director and former stockholder of Si Gu Niang
Wu Hongguang	7,572,781	7,423,561	Current director of Jitai and former stockholder of Jitai and Xing Tie
Chen Juan	1,217,066	1,204,493	Current director of and former stockholder of En Ze
Hu Dengyang	1,137,352	1,125,602	Current director of Jin Bai Xing and former stockholder of En Ze
Wu Ling Electrical Engineering Company Limited	3,583,536	3,550,252	Former stockholder of Xing Tie, currently under the same ultimate common control with CJC
Sichuan Jiuyuen Electrical Engineering Company Limited	10,292,338	9,754,913	Under the same ultimate common control with CJC
Xinlong Xi Da Electrical Engineering Company Limited	272,898	270,078	Under the same ultimate common control with CJC
Li Yuen Huacheng Electrical Engineering Company Limited	2,999,211	2,375,344	Under the same ultimate common control with CJC
Sichuan Red Leaf Electrical Engineering Company Limited	391,895	387,846	Under the same ultimate common control with CJC
Xiaojin County Hongtai Leasing Co., Ltd	560,983	-	Under the same ultimate common control with CJC
Chengdu Jinyan Investment Management Co., Ltd	502	-	Under the same ultimate common control with CJC
NYJJ Investments Ltd	404,512	-	Shareholder of Axiom
	$31,645,940	$29,271,765

Debt Forgiveness

During the three months ended March 31, 2017, related parties, who are shareholders of the Company, forgave debt, in the amount of $16,680 for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

During the three months ended March 31, 2017, the Company agreed with a related party, who is a shareholder of the Company, that $285,542 advanced and forgiven by the related party during the year ended December 31, 2016, would now be owed by the Company. As a result, the Company reclassified the amount of $285,542 from additional paid in capital to amount due to related parties during the period ended March 31, 2017.

Directors Compensation

During the three months ended March 31, 2017 and 2016, directors of our subsidiaries were paid salaries totaling $41,582 and $43,125, respectively.

NOTE 8 - INDUSTRY SEGMENTS

At March 31, 2017 and December 31, 2016, the Company operates in two industry segments, namely hospitality and power production, and in one geographic segment, China, where all assets and liabilities were located.

Hospitality

The Company provides catering and hospitality services.

Power production

The Company produces hydroelectric power.

Segment revenue and net loss for the three months ended March 31, 2017 and 2016 were as follows:

March 31, 2017	Holding Company	Hospitality	Power production	Total Consolidated
Assets
Current assets	$13,802	$9,598,117	$4,271,600	$13,883,519
Property and Equipment	-	4,707,038	65,938,492	70,645,530
Other non-current assets	-	126,179	145,200	271,379
Liabilities
Current liabilities	523,253	9,152,155	30,183,789	39,859,197
Long term liabilities	-	5,227,200	31,326,900	36,554,100
Net assets (liabilities)	$(509,451)	$51,979	$8,844,603	$8,387,131

December 31, 2016	Holding Company	Hospitality	Power production	Total Consolidated
Assets
Current assets	$15,408	$7,117,791	$3,955,374	$11,088,573
Property and Equipment	-	4,579,467	65,618,361	70,197,828
Other non-current assets	-	124,875	143,700	268,575
Liabilities
Current liabilities	141,796	7,459,691	30,877,175	38,478,662
Long term liabilities	-	4,311,000	29,566,275	33,877,275
Net assets (liabilities)	$(126,388)	$51,442	$9,273,985	$9,199,039

Three Months Ended March 31, 2017	Holding Company	Hospitality	Power production	Total Consolidated
Revenue	$-	$-	$446,572	$446,572
Cost of goods sold	-	-	(464,024)	(464,024)
Operating expenses	(114,201)	-	(42,387)	(156,588)
Other expenses, net	-	-	(466,203)	(466,203)
Net loss	$(114,201)	$-	$(526,042)	$(640,243)

Three Months Ended March 31, 2016	Holding Company	Hospitality	Power production	Total Consolidated
Revenue	$-	$-	$319,456	$319,456
Cost of goods sold	-	-	(251,069)	(251,069)
Operating expenses	(2,387)	-	(34,455)	(36,842)
Other expenses, net	-	-	(295,360)	(295,360)
Net loss	$(2,387)	$-	$(261,428)	$(263,815)

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no other events have occurred that require disclosure.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Axiom Holdings, Inc. (the “Company” or “Axiom”) is a Nevada corporation incorporated on August 7, 2013, as At Play Vacations, Inc. It is based in Kowloon, Hong Kong. The Company incorporated wholly-owned subsidiaries, Quality Resort Hotels, Inc. (“QRH”) in Florida on August 8, 2013 and Horizon Resources Co. Ltd (“Horizon”) in the Cayman Islands on September 7, 2015. On June 23, 2016, QRH was legally dissolved with the state of Florida. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

Acquisition of CJC Holdings, Ltd.

Pursuant to the terms of a Share Exchange Agreement dated October 10, 2016 and amended on December 21, 2016, the Company, Horizon Resources Co. Ltd., a Cayman Islands company and a wholly owned subsidiary of the Company (“Horizon”) acquired all of the issued and outstanding capital stock (the “CJC Shares”) of CJC Holdings, Ltd., a Hong Kong corporation (together with its subsidiaries, “CJC”) through the exchange of 200,000,000 shares of the Company’s common stock for the CJC Shares held by the two sole shareholders of CJC, Hu Dengyang and Yang Chuan (the “CJC Shareholders”). The acquisition of the CJC Shares was completed on December 21, 2016. Pursuant to terms of the Share Exchange Agreement and immediately prior to the completion of the acquisition of the CJC Shares, Low Tuan Lee, Lim Wei and Chua Seong cancelled an aggregate of 200,000,000 shares of our common stock. Upon completion of the closing, CJC became a subsidiary of our company and the CJC Shareholders as a group held approximately 58.8% of the Company’s shares of Common Stock outstanding of approximately 340,000,000 shares giving effect to the issuance of the shares to acquire the CJC Shares and the share cancellation.

Operations of CJC and its Subsidiaries

Following the acquisition of the CJC Shares, through the Company’s subsidiaries, the Company operates within the Power Production Segment and the Hospitality Segment.

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

The following table provides selected financial data about our company as of March 31, 2017, and December 31, 2016.

Balance Sheet Date	March 31, 2017	December 31, 2016
Cash and cash equivalents	$224,550	$52,159
Total Assets	$84,800,428	$81,554,976
Total Liabilities	$76,413,297	$72,355,937
Stockholders’ Equity	$8,387,131	$9,199,039

The Company had a cash balance of $224,550 and $52,159 at March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017, total assets increased by 4% or $3,245,452, due to increased prepaid expenses. Our total liabilities increased $4,057,360 or 6% due to an increase in loans payable by $2,709,975 and increase in amount due to related parties of $2,374,175, for expenses paid on behalf of the Company.

The following table provides the results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Revenues	$446,572	$319,456
Cost of revenue	(464,024)	(251,069)
Gross profit (loss)	(17,452)	68,387
Gross profit percentage	(4)%	21%
Operating expense	156,588	36,842
Other expense	466,203	295,360
Net Loss	$640,243	$263,815

Industry Segments. Since we have not commenced operations in our hospitality segment, the Company does not believe a comparative analysis of the results of operations by segment would be meaningful to investors. Note 8 – Industry Segments to our consolidated financial statements included elsewhere in this report, includes a breakdown of assets, liabilities and revenues by segment.

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Revenue

For the three months ended March 31, 2017 our revenue increased $127,116 or 40% due to increased demand for electricity, as compared to the same period in 2016.

Cost of revenue

For the three months ended March 31, 2017 our cost of revenues increased $212,955 or 85% due to increases in facility maintenance during 2017, as compared to the same period in 2016.

Operating Expense

The following table presents operating expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change 2017 Versus 2016
	2017	2016	Amount	%
General and administrative	$44,799	$36,842	$7,957	22%
Professional fees	111,789	-	111,789	-
Total Operation expense	$156,588	$36,842	$119,746	325%

The increase in professional fees for the three months ended March 31, 2017 was primarily due to legal and accounting fees for SEC filings and compliance.

Other expenses

The following table presents other expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change 2017 Versus 2016
	2017	2016	Amount	%
Interest expense, net	$466,203	$295,360	$170,843	58%
Total other expenses	$466,203	$295,360	$170,843	58%

We realized an increase of $170,843 in interest expense during the three months ended March 31, 2017 as compared to the same period in 2016, due to an increase in loans payable.

Net loss

Net loss increased to $640,243 or by 143% during the three months ended March 31, 2017, from $263,815 in the same period in 2016, primarily due to the increase in cost of revenue, operating expense and interest expenses, partially offset by the increase in revenues discussed above.

Liquidity and Financial Condition

Working Capital (Deficiency)

The following table provides selected financial data about our company as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Current Assets	$13,883,519	$11,088,573
Current Liabilities	(39,859,197)	(38,478,662)
Working Deficiency	$(25,975,678)	$(27,390,089)

The change in working capital deficiency during the three months ended March 31, 2017 was primarily due to an increase in prepaid expenses of $2,309,144, cash and cash equivalent of $172,391, accounts receivable of $244,344 and due to related party of $2,374,175 and a decrease in tax payable of $654,730, accounts payable and accrued liabilities of $255,034.

Cash Flows

The following tables presents our cash flow for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Cash Flows Used in Operating Activities	$(3,751,929)	$(565,832)
Cash Flows Used in Investing Activities	(198,029)	(1,874,194)
Cash Flows Provided by Financing Activities	4,121,864	2,518,833
Effects on changes in foreign exchange rate	485	1,666
Net increase in Cash During Period	$172,391	$80,473

Cash Flows from Operating Activities

We have not generated positive cash flow from operating activities. For the three months ended March 31, 2017, cash used in operating activities was $3,751,929, consisting of a net loss of $640,243, less $453,971 for depreciation and amortization, and a net change in working capital of $3,565,657.

For the three months ended March 31, 2016, cash used in operating activities was $565,832; consisting of a net loss of $263,815, which was reduced by $255,270 for depreciation and amortization, and a net change in working capital of $557,287.

Cash Flows from Investing Activities

For the three months ended March 31, 2017, cash used in investing activities was $198,029, consisting of purchase of property and equipment of $168,997and payments of due from related party of $327,032, partially offset by collection of due from related party of $298,000.

For the three months ended March 31, 2016, cash used in investing activities was $1,874,194, consisting of purchase of property and equipment of $1,874,194.

Cash Flows from Financing Activities

For the three months ended March 31, 2017, cash provided by financing activities was $4,121,864, consisting of proceeds from loans of $2,322,560 and proceeds from related parties of $1,803,078, partially offset by payment to related parties of $3,774.

For the three months ended March 31, 2016, cash provided by financing activities was $2,518,833, consisting of proceeds from related parties of $2,916,242 partially offset by payment to related parties of $397,409.

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

Going Concern

Our auditors have issued a going concern opinion on our year-end financial statements ended December 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of March 31, 2017:

	Payment Due by Period
	Total	2017	2018 - 2019	2020 - 2021	2022 and hereafter
Long-Term Debt	$39,763,020	3,208,920	2,904,000	16,952,100	16,698,000

Indebtedness

The Company has significant indebtedness as follows:

Long-term Debt. The components of our long-term debt from Bank and Credit Union, including the current portion, and the associated interest rates, were as follows as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016	Interest rate

Note payable - December 29, 2011 - December 28, 2017	$333,960	$330,510	0.94% per month
Note payable - November 23, 2011 - November 23, 2017	798,600	790,350	0.94% per month
Note payable - August 31, 2011 - August 30, 2017	624,360	617,910	0.94% per month
Note payable - June 16, 2014 - June 15, 2020	7,260,000	7,185,000	Best lending interest rate of the People's Bank of China plus 20% per annum
Note payable - January 22, 2015 - January 21, 2020	2,432,100	2,406,975	11.40% per annum
Note payable - November 24, 2014 - November 25, 2024	4,791,600	4,742,100	9.23% per annum
Note payable - January 10, 2014 - December 20, 2032	16,843,200	16,669,200	Best lending interest rate of the People's Bank of China plus 4% per annum
Note payable - June 27, 2016 - June 28, 2021	4,356,000	4,311,000	7.6% per annum
Note payable - January 22, 2017 - January 21, 2019	2,323,200	-	8.04% annum
	$39,763,020	$37,053,045
Current portion of loans payable	3,208,920	3,175,770
Long-term loans payable	$36,554,100	$33,877,275

The bank loans are secured by construction in progress (March 31, 2017: $4,707,038; December 31, 2016: $4,579,467; Note 5), power station (March 31, 2017: $29,093,287; December 31, 2016: $29,028,673; Note 5) and intangible assets (March 31, 2017: $126,179; December 31, 2016: $124,875) from part of the balances of those items shown in the balance sheet.

Related Party Debt. As of March 31, 2017 and December 31, 2016, the Company was obligated to the following related parties:

	March 31,	December 31,	Relationship with
Related Party Name	2017	2016	the Company
Due to related parties
Yeung Baigui	$3,212,866	$3,179,676	Current director and former stockholder of Si Gu Niang
Wu Hongguang	7,572,781	7,423,561	Current director of Jitai and former stockholder of Jitai and Xing Tie
Chen Juan	1,217,066	1,204,493	Current director of and former stockholder of En Ze
Hu Dengyang	1,137,352	1,125,602	Current director of Jin Bai Xing and former stockholder of En Ze
Wu Ling Electrical Engineering Company Limited	3,583,536	3,550,252	Former stockholder of Xing Tie, currently under the same ultimate common control with CJC
Sichuan Jiuyuen Electrical Engineering Company Limited	10,292,338	9,754,913	Under the same ultimate common control with CJC
Xinlong Xi Da Electrical Engineering Company Limited	272,898	270,078	Under the same ultimate common control with CJC
Li Yuen Huacheng Electrical Engineering Company Limited	2,999,211	2,375,344	Under the same ultimate common control with CJC
Sichuan Red Leaf Electrical Engineering Company Limited	391,895	387,846	Under the same ultimate common control with CJC
Xiaojin County Hongtai Leasing Co., Ltd	560,983	-	Under the same ultimate common control with CJC
Chengdu Jinyan Investment Management Co., Ltd	502	-	Under the same ultimate common control with CJC
NYJJ Investments Ltd	404,512	-	Shareholder of Axiom
	$31,645,940	$29,271,765

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

Recent Accounting Pronouncements

See Footnote NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the Company’s Consolidated Financial Statements that appear elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

As of March 31, 2017, we had approximately $39 million in short and long term loans payable. Some of the debts are subject to variable rates and, accordingly, our earnings and cash flow will be affected by changes in interest rates. Based upon our December 31, 2017 borrowings, and assuming there had been a two percentage point change in the average interest rate for these borrowings, it is estimated that our interest expense for the three months ended March 31, 2017 would have increased or decreased by approximately $100,000.

We do not utilize interest rate swap transactions or engage in any interest rate hedging operations, that could eliminate or substantially reduce risks associated with fluctuating interest rates.

Foreign Currency Risk

We have 100% of our revenue and cost of sales generated in the PRC. We conduct our PRC operations in the Chinese Yuan Renmibi (“CNY”), the main currency used in the PRC. Our assets and liabilities and results of operations are reported in U.S. dollars. Fluctuations in currency rates can affect our reported assets, liabilities, sales, margins, operating costs and the anticipated settlement of our CNY denominated receivables and payables. A weakening of the foreign currencies in which we generate revenues relative to the currencies in which our financial statements are denominated, which is the U.S. dollar, may increase our reported total comprehensive loss. As of March 31, 2017, our subsidiaries outside the United States held approximately 100% of our total assets and liabilities and generated 100% of our revenues. The effect of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates is included in “Other comprehensive loss” in our consolidated statements of operations and other comprehensive loss. Other comprehensive loss includes a foreign currency translation adjustment of $97,197 for the three months ended March 31, 2017. We do not utilize foreign exchange contracts nor ae we engaged in any hedging operations or other exchange rate practices, that could eliminate or substantially reduce risks associated with fluctuating exchange rates.

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

Based on that evaluation and for the reasons discussed below, our chief executive officer and chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2017:

•	Material Weaknesses - The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements; and

•	Significant Deficiencies – Inadequate segregation of duties.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future. We believe this will be sufficient to remediate the lack of sufficient accounting personnel. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

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

ITEM 1A. RISK FACTORS.

 Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 31, 2017 (the “Annual Report”). There has been no material change in our risk factors from those previously discussed in the Annual Report.

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

10.2

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

Axiom Holdings, Inc.

Date: May 15, 2017	By:	/s/ Curtis Riley
Curtis Riley
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

